Form 10-Q
period 1997-01-24
PROCOM TECHNOLOGY INC
filed 1997-03-10
CIK 1025711

(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 24, 1997

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _____________ to _______________

 Commission file number 333-15109

                             PROCOM TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

          California                                    33-0268063
 (State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                     Identification No.)


  2181 Dupont Drive, Irvine, CA                            92715
 (Address of principal executive office)                 (Zip Code)

                                 (714) 852-1000
              (Registrant's telephone number, including area code)

              (Former name, former address and former fiscal year,
                         if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding in 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The number of shares of Common Stock, $.01 par value, outstanding on February 28, 1997, was 11,000,000.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                     PROCOM TECHNOLOGY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                        JANUARY 24,   JULY 26,
                                                           1997          1996
                                                       -----------   -----------
                                                       (UNAUDITED)     (AUDITED)
Current assets:
  Cash .............................................   $   217,000   $   793,000
  Marketable securities ............................     9,388,000          --
  Accounts receivable, less allowance
   for doubtful accounts and sales
   returns of $737,000 and
   $373,000, respectively ..........................    10,878,000     9,234,000
  Inventories, net .................................    13,626,000     9,760,000
  Deferred income taxes ............................       824,000       605,000
  Prepaid expenses .................................       467,000       204,000
  Other current assets .............................        19,000        12,000
                                                       -----------   -----------
        Total current assets .......................    35,419,000    20,608,000
Property and equipment, net ........................       637,000       476,000
Other assets .......................................        32,000        28,000
                                                       -----------   -----------
Total assets .......................................   $36,088,000   $21,112,000
                                                       ===========   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Line of credit ...................................     $    ---    $ 4,185,000
  Accounts payable .................................     7,708,000     8,254,000
  Accrued expenses and other current
      liabilities ..................................       412,000       471,000
  Accrued compensation .............................     1,170,000     2,596,000
  Capital lease obligations ........................        29,000        34,000
  Income taxes payable .............................     1,640,000       436,000
                                                       -----------   -----------
        Total current liabilities ..................    10,959,000    15,976,000
                                                       -----------   -----------
          Total liabilities ........................    10,959,000    15,976,000
                                                       -----------   -----------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $.01 par value;
    10,000,000 shares authorized, no
    shares issued and outstanding ..................          --            --
  Common stock, $.01 par value;
    65,000,000 shares authorized,
    9,000,000 and 11,000,000 shares
    issued and outstanding,
    respectively ...................................       110,000         9,000
  Additional paid in capital .......................    15,849,000          --
  Retained earnings ................................     9,170,000     5,127,000
                                                       -----------   -----------
          Total shareholders' equity ...............    25,129,000     5,136,000
                                                       -----------   -----------
Total liabilities and shareholders'
  equity ...........................................   $36,088,000   $21,112,000
                                                       ===========   ===========


The accompanying notes are an integral part of these consolidated balance sheets.

                     PROCOM TECHNOLOGY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                            QUARTERS ENDED                     SIX MONTHS ENDED
                                    --------------------------------    --------------------------------
                                      JANUARY 24,       JANUARY 26,       JANUARY 24,      JANUARY 26,
                                         1997              1996              1997              1996
                                    --------------    --------------    --------------    --------------
                                      (UNAUDITED)       (UNAUDITED)       (UNAUDITED)       (UNAUDITED)
Net sales .......................   $   26,611,000    $   15,801,000    $   51,526,000    $   31,076,000
Cost of sales ...................       17,833,000        10,948,000        34,323,000        22,081,000
                                    --------------    --------------    --------------    --------------
     Gross profit ...............        8,778,000         4,853,000        17,203,000         8,995,000

Selling, general and
  administrative
  expenses ......................        4,602,000         3,333,000         8,969,000         6,208,000
Research and development
  expenses ......................          846,000           386,000         1,534,000           678,000
                                    --------------    --------------    --------------    --------------

     Operating income ...........        3,330,000         1,134,000         6,700,000         2,109,000

Other income/expense
 Interest income ................           41,000              --              41,000              --
 Interest (expense) .............          (71,000)          (61,000)         (131,000)         (121,000)
                                    --------------    --------------    --------------    --------------

Income before income taxes ......        3,300,000         1,073,000         6,610,000         1,988,000
Provision for income taxes ......        1,278,000           418,000         2,573,000           774,000
                                    --------------    --------------    --------------    --------------
     Net income .................   $    2,022,000    $      655,000    $    4,037,000    $    1,214,000
                                    ==============    ==============    ==============    ==============

Net income per share ............   $         0.20    $         0.07    $         0.42    $         0.13
                                    ==============    ==============    ==============    ==============

Weighted average number of
  shares ........................        9,987,000         9,172,000         9,569,000         9,172,000
                                    ==============    ==============    ==============    ==============

The accompanying notes are an integral part of these consolidated financial statements.

                     PROCOM TECHNOLOGY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        SIX MONTHS ENDED
                                               --------------------------------
                                                 JANUARY 24,       JANUARY 26,
                                                    1997               1996
                                               --------------    --------------
                                                (UNAUDITED)        (UNAUDITED)
Cash flows from operating activities:
  Net income                                   $    4,037,000    $    1,214,000
    Adjustments to reconcile net
      income to net cash
      provided by (used in)
      operating activities:
    Depreciation and amortization                     142,000            98,000
    Changes in assets and
      liabilities:
         Accounts receivable                       (1,644,000)       (1,418,000)
         Inventories                               (3,866,000)       (2,469,000)
         Deferred income taxes                       (219,000)             --
         Prepaid expenses                            (263,000)           18,000
         Other current assets                          (7,000)         (237,000)
         Other assets                                  (4,000)          185,000

         Accounts payable                            (546,000)        1,579,000
         Accrued expenses                          (1,485,000)          242,000
         Income taxes payable                       1,204,000           381,000
                                               --------------    --------------
             Net cash used in
               operating activities                (2,651,000)         (407,000)
                                               --------------    --------------
Cash flows from investing
  activities:
  Purchase of property and
    equipment                                        (303,000)         (171,000)
                                               --------------    --------------
Cash flows from financing
  activities:
  Principal payments for capital
    lease obligations                                  (5,000)           (4,000)
  Public offering of 2,000,000
    shares                                         15,956,000              --
  Borrowings on line of credit                     38,276,000        29,752,000
  Payments made on line of credit                 (42,461,000)      (29,158,000)
                                               --------------    --------------
             Net cash provided by
               (used in) financing
               activities                          11,766,000           590,000
                                               --------------    --------------
    Increase in cash and marketable
      securities                                    8,812,000            12,000
Cash at beginning of period                           793,000           212,000
                                               --------------    --------------
Cash and marketable securities at
  end of period                                $    9,605,000    $      224,000
                                               ==============    ==============
Supplemental disclosures of cash
  flow information:
  Cash paid during the period for:
    Interest                                          134,000            86,000
    Income taxes                                    1,150,000           372,000


The accompanying notes are an integral part of these consolidated financial statements.

                     PROCOM TECHNOLOGY, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                       FOR THE THREE AND SIX MONTHS ENDED
                      JANUARY 24, 1997 AND JANUARY 26, 1996


NOTE 1.  GENERAL

The accompanying financial information is unaudited, but in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position of Procom Technology, Inc. and its consolidated subsidiary (the "Company") as of the dates indicated and the results of operations for the periods then ended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While the Company believes that the disclosures are adequate to make the information presented not misleading, the financial information should be read in conjunction with the audited financial statements, and notes thereto for the three years ended July 26, 1996 included in the Company's Registration Statement on Form S-1 (Securities and Exchange Commission File No. 333-15109). Results for the interim period are not necessarily indicative of the results for the entire year.

NOTE 2.  SHAREHOLDERS' EQUITY.

On December 23, 1996, the Company completed an offering of 2,000,000 shares of its common stock at an offering price of $9 per share (the "Offering"). The net proceeds from the offering were approximately $ 15,956,000 after the payment of underwriting discounts and various offering expenses. Net proceeds were used to pay down the Company's short-term line of credit, and the balance remaining has been invested in commercial paper with short-term maturities. As set forth in the Registration Statement, shareholders of the Company approved a 3 for 1 stock split, effective November 13, 1996, and a change in common stock from no par value to par value of $ .01 per share. During the quarter ended January 24, 1997, a net amount of $87,000 was transferred from retained earnings to common stock to reflect the change in par value.

NOTE 3.   NET INCOME PER SHARE.

Net income per share has been computed using the weighted average number of shares outstanding during the periods presented. Following the principles of APB No. 25, the Company has included the dilutive value of stock options outstanding in the calculation of weighted average shares outstanding. Fully diluted net income per share are not presented because the difference between primary and fully dilutive net income per share is not material. The Company plans to adopt SFAS No. 123, "Accounting for Stock Based Compensation," utilizing the disclosure alternative under the Statement, for reporting periods beginning July 27, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL OVERVIEW

   The Company was formed in 1987. The Company began producing aftermarket disk drive upgrade products for computer products sold by other manufacturers, and such upgrade products continue to be an important area of focus of the Company's business. In fiscal 1994, the Company introduced its CD server and array product line while continuing to provide a broad line of disk drive upgrade products. In addition, during fiscal 1994, the Company began utilizing computer resellers and VARs as its primary sales channel instead of mass merchants and national distributors and commenced shipment of its first RAID arrays and fault tolerant, high performance storage servers.

   The Company generally records sales upon product shipment. The Company presently maintains agreements with many of its computer resellers, VARs and distributors that allow limited returns (including stock balancing) and price protection privileges. The Company has in the past experienced high return rates. The Company maintains reserves for anticipated returns (including stock balancing) and price protection privileges. These reserves are adjusted at each financial reporting date to state fairly the anticipated returns (including stock balancing) and price protection claims relating to each reporting period. Generally, the reserves will increase as sales and corresponding returns increase. In addition, under a product evaluation program established by the Company, computer resellers, VARs, distributors and end users generally are able to purchase products on a trial basis and return the products within a specified period if they are not satisfied. Evaluation units are not recorded as sales until the customer has paid for such units.

   All of the Company's sales are denominated in U.S. dollars, and accordingly, the Company does not believe that fluctuations in foreign exchange rates have had or will have a material adverse effect on the Company's results of operations or financial condition, except to the extent that such fluctuations could cause the Company's products to become relatively more expensive to end users in a particular country, leading to a reduction of sales in that country.

  Historically, the Company's gross margins have experienced significant volatility. The Company's gross margins vary significantly by product line, and, therefore, the Company's overall gross margin varies with the mix of products sold by the Company. The Company's markets are also characterized by intense competition and declining average unit selling prices as products mature over the course of the relatively short life cycle of individual products, which have often ranged from six to twelve months. In addition, the Company's gross margins may be adversely affected by availability and price increases associated with key products and components from the Company's suppliers, some of which have been in short supply, and inventory obsolescence resulting from older generation products or the unexpected discontinuance of third party components. Finally, the Company's margins vary with the mix of its distribution channels and with general economic conditions.

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

  This Management Discussion and Analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the

Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including, without limitation, risks disclosed in this Management Discussion and Analysis and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company's actual results may differ significantly from the results discussed in the forward-looking statements.

  The forward-looking statements and associated risks may include or relate to:
(a) the continuing increase in the company net sales and gross profits; (b) the increases in the Company's efforts to expand product lines, sales channels and existing infrastructure, and the costs of such efforts; (c) the increases in the Company's efforts to develop new product categories and compatibilities of existing products with a wide range of operating systems and the costs of such efforts; and (d) other forward-looking statements included in the "General Comments" section below and elsewhere herein.

  The forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: (a) the Company's ability to successfully develop, market and sell its products in an intensely competitive industry; (b) the Company's ability to manage and finance the many challenges inherent in rapid growth; and (c) the factors and risks included in the "General Comments" section below and elsewhere herein.

RESULTS OF OPERATIONS

   The following table sets forth the Company's statement of operations data as a percentage of net sales for the periods indicated.

                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                            ----------------------------  ----------------------------
                                             JANUARY 24,    JANUARY 26,    JANUARY 24,    JANUARY 26,
                                                1997           1996           1997           1996
                                             (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
                                            -------------  -------------  -------------  -------------
Net sales ..............................            100.0          100.0          100.0          100.0

Cost of sales ..........................             67.0           69.3           66.6           71.1
                                            -------------  -------------  -------------  -------------
  Gross profit .........................             33.0           30.7           33.4           28.9
Selling, general and
  administrative expenses ..............             17.3           21.1           17.4           20.0
Research and development
  expenses .............................              3.2            2.4            3.0            2.1
                                            -------------  -------------  -------------  -------------
  Operating income .....................             12.5            7.2           13.0            6.8
Interest income/
  expense, net .........................              0.1            0.4            0.2            0.4
                                            -------------  -------------  -------------  -------------
  Income before income
    taxes ..............................             12.4            6.8           12.8            6.4
Provision for income
  taxes ................................              4.8            2.6            5.0            2.5
                                            -------------  -------------  -------------  -------------
Net income .............................              7.6            4.2            7.8            3.9
                                            =============  =============  =============  =============

QUARTER AND SIX MONTHS ENDED JANUARY 24, 1997 COMPARED TO QUARTER AND SIX MONTHS ENDED JANUARY 26, 1996

    Net sales

   Net sales increased 68.4% from $15.8 million for the quarter ended January 26, 1996 to $26.6 million for the quarter ended January 24, 1997. This increase was primarily due to increases in sales of CD servers and arrays and sales of disk drive upgrade subsystems for desktop and notebook computers and, to a lesser extent, increases in net sales of RAID high capacity storage devices. For the quarter ended January 24, 1997, sales of CD servers and arrays, disk drive upgrade products and RAID storage systems comprised approximately 43%, 51% and 6% of net sales, respectively. International sales increased slightly from $4.1 million, or approximately 13.3% of net sales, in the quarter ended January 26, 1996 to $4.4 million, or approximately 8.6% of net sales, in the quarter ended January 24, 1997. The Company's fiscal second quarter sales have historically remained relatively flat compared to the most recent prior quarter due primarily to heavy reseller participation in trade shows that detract from reseller selling efforts, end user budget constraints that restrict end user purchases and a higher than average number of holidays during the fiscal second quarter. Net sales for the six months ended January 24, 1997 increased approximately 65.8% over net sales for the same period in fiscal 1996 due primarily to increases in sales of CD servers and arrays and sales of disk drive upgrade subsystems for desktop and notebook computers.

    Gross profit

   The Company's gross margins increased from 30.7% and 28.9% of net sales for the quarter and six months ended January 26, 1996 compared to 33.0% and 33.4% of net sales for the quarter and six months ended January 24, 1997. These increases were primarily the result of higher margins on increased sales of recently introduced CD servers and arrays. In addition, the Company realized higher margins on increased sales of disk drive upgrade products for notebook computers and RAID storage products, and such increases more than offset the effect of competition and price erosion typical in the disk drive upgrade industry.

    Selling, general and administrative expenses

   Selling, general and administrative expenses increased from $3,333,000 for the quarter ended January 26, 1996 to $4,602,000 for the quarter ended January 24, 1997, while such expenses increased from $6,208,000 for the first six months of fiscal 1996 to $8,969,000 for the same period in fiscal 1997. These expenses represented 21.1% and 17.3% of net sales in the quarters ended January 26, 1996 and January 24, 1997, respectively. The dollar increase in selling, general and administrative expenses for the first quarter of fiscal 1997 was primarily a result of increased marketing and promotional costs and increased personnel and related costs necessary to support the Company's growth in net sales. The decrease in selling, general and administrative expenses as a percentage of net sales for the first six months of fiscal 1997 was due primarily to a decrease in accrued management bonuses from $1,236,000 for the first six months of fiscal 1996 to $250,000 for the first six months of fiscal 1997. Bad debt expense for the six months of fiscal 1997 was approximately $237,000 or .46% of net sales, compared to approximately $150,000, or .48% of net sales, for the first six months of fiscal 1996. The Company anticipates that the dollar amount of its selling, general and administrative expenses will increase as the Company continues to expand its efforts to penetrate certain sales channels and regions and continues to strengthen and upgrade its existing management information and telecommunications systems.

    Research and development

   Research and development expenses increased 119.2% from $386,000 for the quarter ended January 26, 1996 to $846,000 for the quarter ended January 24, 1997. These expenses represented 2.4% and 3.2% of net sales for the each of the quarters ended January 26, 1996 and January 24, 1997, respectively. Research and development expenses also increased during the first six months of fiscal 1996 from $678,000, or 2.1% of net sales, to $1,534,000, or 3.0% of net sales, for the first six months of fiscal 1997. These increases were primarily due to continued increases in additional hardware developers and software programmers, including the use of independent contract programmers, and due to increased related support costs to develop additional products and enhance existing product features. The Company anticipates that the dollar amount of its research and development expenses will continue to increase, and also may increase as a percentage of net sales, with the addition of dedicated engineering resources to develop new product categories, to increase the likelihood that the Company's products will be compatible with a wide range of hardware platforms and network topologies and to further develop MESA, the Company's proprietary client/server management storage architecture. In addition, the Company intends to continue to update software drivers to increase the likelihood that the Company's CD servers and arrays will function with a variety of hardware platforms and network operating systems. To date, all of the Company's software development costs have been expensed as incurred, as the impact of capitalizing software costs under Financial Accounting Standard No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" would have been immaterial to the Company's financial statements.

    Income taxes

     The Company's effective tax rates for the quarters and six months ended January 24, 1997 and January 26, 1996 were approximately 38.7% to 38.9% of pretax income, respectively, which approximate the federal and state statutory rates with modest reductions for benefits resulting from the Company's use of its foreign sales corporation ("FSC") and benefits accruing from the increases in research and development activity, causing an increased research and development credit.

    Interest income and expense

     As a result of the initial public offering of 2,000,000 shares of the Company's common stock completed in December 1996, the Company received net proceeds, after underwriting discounts and offering costs, of approximately $15,956,000. As a result of the offering net proceeds, the Company has, in late December 1996, both reduced amounts outstanding under its line of credit, thereby reducing interest expense, and invested the remaining proceeds in short-term investment grade commercial paper, thereby earning interest income. Accordingly, net interest expense for the first six months of fiscal 1996 was $121,000, compared to $90,000 for the first six months of fiscal 1997.

General Comments

   The Company's results of operations have in the past varied significantly and are likely in the future to vary significantly as a result of a number of factors, including the mix of products sold, the volume and timing of orders received during the period, the timing of new product introductions by the Company and its competitors, product line maturation, the impact of price competition on the Company's average selling prices, the availability and pricing of components for the Company's products, changes in distribution channel mix and product returns or price protection charges from customers. Many of these factors are beyond the Company's control. Although the Company has experienced growth in sales in recent periods, there can be no assurance that the Company will experience growth in the future or be profitable on an operating basis in any future period. In addition, due to the short product life cycles that characterize the Company's markets, a significant percentage of the Company's sales each quarter may result from new products or product enhancements introduced in that quarter. Since the Company relies on new products and product enhancements for a significant percentage of sales, failure to continue to develop and introduce new products and product enhancements or failure of these products or product enhancements to achieve market acceptance could have a material adverse effect on the Company's business, financial condition and results of operations. Historically, as the Company has planned and implemented new products, it has experienced unexpected reductions in sales and gross profit of older generation products as customers have anticipated new products. These reductions have in the past given and could continue to give rise to charges for obsolete or excess inventory, returns of older generation products by computer resellers, VARs and distributors or substantial price protection charges. From time to time, the Company has experienced and may in the future experience inventory obsolescence resulting from the unexpected discontinuance of third party components, such as disk drives, included in the Company's products. To the extent the Company is unsuccessful in managing product transitions, it may have a material adverse effect on the Company's business, financial condition and results of operations.

   The Company also has historically capitalized on short-term market opportunities for volume purchases of certain components at favorable prices. For example, in the three fiscal quarters ended January 24, 1997, the Company has capitalized on several opportunities to sell a significant volume of high capacity disk drive upgrade products purchased at below market prices, which have resulted in price advantages to the Company that enhanced the Company's sales and results of operations for that quarter. There can be no assurance that the Company will be able to capitalize on such opportunities in the future. In addition, the Company's fiscal second quarter sales, compared to sales in the Company's fiscal first quarter, have historically remained relatively flat due primarily to heavy reseller participation in trade shows that detract from reseller selling efforts, end user budget constraints that restrict end user purchases, and a higher than average number of holidays during that quarter.

LIQUIDITY AND CAPITAL RESOURCES

   In November 1994, the Company instituted a revolving line of credit with Finova Capital ("Finova"). The facility was amended in November 1996 to provide the Company with up to $7.0 million in working capital loans, based upon the Company's accounts receivable and inventory levels. The line of credit accrues certain commitment fees, unused facility fees and interest on outstanding amounts at the lender's prime rate (8.25% at January 24, 1997) plus 1.5%. Finova also makes available to the Company various flooring commitments pursuant to which the Company may finance the purchase of up to $13.0 million in inventory (less any amounts outstanding in working capital loans) from certain of the Company's vendors who have credit arrangements with Finova. As of January 24, 1997, there was no balance outstanding under the credit facility, and $ 4.75 million outstanding under the flooring arrangements. The agreement governing the credit facility requires the Company to maintain certain financial covenants (including the maintenance of working capital of at least $500,000), minimum levels of tangible net worth and minimum levels of liquidity. As of January 24, 1997, the Company was in material compliance with the covenants of the Finova line of credit. The line is secured by substantially all of the assets of the Company. The initial term of the line of credit expires on November 29, 1996, but automatically renews for successive one year periods unless terminated by either party within a specified period in advance of the automatic renewal date.

   As of January 24, 1997, the Company had cash balances of $ 9.6 million and $7.0 million of availability under its line of credit. The Company believes that the cash proceeds from its December 1996 public offering, together with existing cash balances and available credit under its existing line of credit, will be sufficient to meet anticipated cash requirements for at least the next twelve months. As of January 24, 1997, the Company had no material commitments for capital expenditures. However, the Company intends to spend approximately $300,000 to acquire capital equipment to increase production capacity, to build out new production space and to retain consultants to evaluate and make recommendations regarding the efficiency of the Company's manufacturing operations. While the Company has no present plans, agreements or commitments to make any acquisitions, the Company may acquire businesses, products and technologies that are complementary to those of the Company. In the event the Company's plans require more capital than is presently anticipated, the Company's remaining cash balances may be consumed and additional sources of liquidity such as debt or equity financings may be required to meet working capital needs. There can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required nor that any such required additional capital will be available on reasonable terms, if at all, at such time or times as required by the Company.


PART I
OTHER INFORMATION

Item 1.  Legal Proceedings.

      The Company has recently been threatened with a claim by Miradco International Corporation, a private company based in Newport Beach, California, consisting of two principals ("Miradco"), regarding a purported breach of an alleged oral contract between the Company and Miradco. Miradco has asserted that it is entitled to receive 280,000 shares of the Company's common stock as payment for financial advisory services purportedly rendered to the Company by Miradco. The Company unequivocally denies the existence of any oral contract with Miradco, and believes any oral contract claim of Miradco is entirely without merit. The Company intends to defend itself vigorously should Miradco eventually file a lawsuit with respect to the oral contract claim and to assert any and all rights the Company has related to such claim. The Company does not believe the Miradco claim, or any lawsuit filed in connection therewith, will have a material adverse effect on the Company's business, results of operations or financial condition.


Item 6.  Exhibits and Reports on Form 8-K.

      (a)    See Exhibit Index.

             A Statement re Computation of Per Share Earnings is presented in the Notes to the Consolidated Financial Statements dated January 24, 1997. No Statement re Computation of Ratios is presented as no ratios are presented in this Report on Form 10-Q.

      (b) No Reports on Form 8-K have been filed during the quarter for which this Report on Form 10-Q is filed.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, County of Orange, State of California, on the 10th day of March, 1997.

                                   PROCOM TECHNOLOGY, INC.


                                   By:         /s/   Alex Razmjoo
                                      -----------------------------------------
                                      Alex Razmjoo
                                      Chairman, President and
                                      Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-Q has been signed below by the following persons in the capacities and on the dates indicated.

            SIGNATURE                         TITLE                                  DATE
            ---------                         -----                                  -----

   /s/     Alex Razmjoo           Chairman of the Board, President              March 10, 1997
--------------------------------- and Chief Executive Officer (Principal
           Alex Razmjoo           Executive Officer)



   /s/      Alex Aydin            Executive Vice President, Finance             March 10, 1997
--------------------------------- and Administration (Principal
            Alex Aydin            Financial Officer)



   /s/    Frederick Judd          Vice President, Finance and                   March 10, 1997
--------------------------------- General Counsel (Principal
          Frederick Judd          Accounting Officer)

                                INDEX TO EXHIBITS

                                                                                 SEQUENTIALLY
  EXHIBIT                                                                           NUMBER
  NUMBER                        DESCRIPTION                                          PAGE
------------                    -----------                                         ------
   2.0    Plan of Acquisition (Not applicable).................................
   3.1+   Amended and Restated Articles of Incorporation of the Company........
   3.2+   Amended and Restated Bylaws of the Company...........................
  10.3+   Amended and Restated Executive Employment Agreement, dated as of
            October 28, 1996, between the Company and Alex Razmjoo.............
  10.4+   Amended and Restated Executive Employment Agreement, dated as of
            October 28, 1996, between the Company and Frank Alaghband..........
  10.5+   Amended and Restated Executive Employment Agreement, dated as of
            October 28, 1996, between the Company and Alex Aydin...............
  10.6+   Amended and Restated Executive Employment Agreement, dated as of
            October 28, 1996, between the Company and Nick Shahrestany.........
  10.7+   Form of Registration Rights Agreement................................
  10.8+   Lease, dated February 10, 1992, between 2181 Dupont Associates and the Company, as amended............................................
  10.9+   Loan and Security Agreement, dated November 18, 1994, by and between the Company and FINOVA Capital Corporation, as amended.....
  27.1    Financial Data Schedule..............................................

+ Previously filed with the Company's Registration Statement on Form S-1 (SEC File No. 333-15109), as amended.