Form 10-Q
period 1997-04-25
PROCOM TECHNOLOGY INC
filed 1997-06-09
CIK 1025711

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q




(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended APRIL 25, 1997

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission file number 0-21053

                             PROCOM TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

               California                        33-0268063
      (State or other jurisdiction of          (IRS Employer
       incorporation or organization)        Identification No.)


       2181 Dupont Drive, Irvine, CA                92612
   (Address of principal executive office)       (Zip Code)

                                 (714) 852-1000
              (Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report.)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding in 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The number of shares of Common Stock, $.01 par value, outstanding on May 31, 1997, was 11,017,087.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                     PROCOM TECHNOLOGY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                             APRIL 25,           JULY 26,
                                                               1997                1996
                                                             ---------           --------
                                                            (UNAUDITED)          (AUDITED)
Current assets:
  Cash...................................................  $ 1,741,000        $   793,000
  Marketable securities..................................   11,142,000                --
  Accounts receivable, less allowance
   for doubtful accounts and sales
   returns of $930,000 and
   $373,000, respectively................................   14,918,000          9,234,000
  Inventories, net.......................................    9,179,000          9,760,000
  Deferred income taxes..................................      967,000            605,000
  Prepaid expenses.......................................      636,000            204,000
  Other current assets...................................       30,000             12,000
                                                           -----------        -----------
          Total current assets...........................   38,613,000         20,608,000
Property and equipment, net..............................      748,000            476,000
Other assets.............................................       30,000             28,000
                                                           -----------        -----------
          Total assets...................................  $39,391,000        $21,112,000
                                                           ===========        ===========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Line of credit.........................................  $        --        $ 4,185,000
  Accounts payable.......................................    8,556,000          8,254,000
  Accrued expenses and other current liabilities.........      553,000            471,000
  Accrued compensation...................................    1,502,000          2,596,000
  Capital lease obligations..............................       28,000             34,000
  Income taxes payable...................................    1,329,000            436,000
                                                          ------------        -----------
          Total current liabilities......................   11,968,000         15,976,000
                                                           -----------        -----------
          Total liabilities..............................   11,968,000         15,976,000
                                                           -----------        -----------

Commitments and contingencies
Shareholders' equity:
  Preferred stock, $.01 par value;
    10,000,000 shares authorized, no
    shares issued and outstanding........................          ---                ---
  Common stock, $.01 par value;
    65,000,000 shares authorized,
    9,000,000 and 11,010,200 shares
    issued and outstanding,
    respectively.........................................      110,000              3,000
  Additional paid in capital.............................   15,977,000                ---
  Retained earnings......................................   11,336,000          5,133,000
                                                          ------------        -----------
          Total shareholders' equity.....................   27,423,000          5,136,000
                                                          ------------        -----------
Total liabilities and shareholders' equity............... $ 39,391,000        $21,112,000
                                                          ============        ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     PROCOM TECHNOLOGY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     QUARTER ENDED                             NINE MONTHS ENDED
                                                     -------------                             -----------------
                                             APRIL 25,            APRIL 26,             APRIL 25,             APRIL 26,
                                               1997                 1996                   1997                 1996
                                             ---------            ---------             ---------             ---------
                                            (UNAUDITED)          (UNAUDITED)           (UNAUDITED)           (UNAUDITED)
Net sales..................               $ 28,071,000         $ 17,775,000          $ 79,597,000          $ 48,851,000
Cost of sales..............                 18,691,000           12,263,000            53,014,000            34,344,000
                                          ------------         ------------          ------------          ------------
     Gross profit..........                  9,380,000            5,512,000            26,583,000            14,507,000

Selling, general and
   administrative expenses.                  4,974,000            3,829,000            13,943,000            10,037,000
Research and development
   expenses................                    979,000              459,000             2,513,000             1,137,000
                                          ------------         ------------          ------------          ------------
     Operating income......                  3,427,000            1,224,000            10,127,000             3,333,000

Other income (expense) ....
   Interest income..                           167,000                  ---               208,000                   ---
   Interest (expense) .....                         --              (51,000)             (131,000)             (172,000)
                                          ------------          -----------          ------------          ------------
Income before income taxes                   3,594,000            1,173,000            10,204,000             3,161,000
Provision for income taxes                   1,428,000              457,000             4,001,000             1,231,000
                                          ------------          -----------          ------------          ------------
      Net income                          $  2,166,000          $   716,000          $  6,203,000          $  1,930,000
                                          ============          ===========          ============          ============
Net income per share                      $       0.19          $      0.08          $       0.61          $       0.21
                                          ============          ===========          ============          ============
Weighted average number of
   shares..................                 11,199,000            9,172,000            10,112,000             9,172,000
                                          ============          ===========          ============          ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     PROCOM TECHNOLOGY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          NINE MONTHS ENDED
                                                                    APRIL 25,           APRIL 26,
                                                                      1997                1996
                                                                    ---------           ---------
                                                                   (UNAUDITED)         (UNAUDITED)

Cash flows from operating activities:
  Net income                                                       $ 6,203,000        $ 1,930,000
    Adjustments to reconcile net
      income to net cash
      provided by
      operating activities:
    Depreciation and amortization                                      225,000            160,000
    Changes in assets and
      liabilities:
         Accounts receivable                                        (5,684,000)        (2,948,000)
         Inventories                                                   581,000         (7,798,000)
         Deferred income taxes                                        (362,000)          (185,000)
         Prepaid expenses                                             (432,000)          (120,000)
         Other current assets                                          (18,000)          (267,000)
         Other assets                                                   (2,000)           185,000
         Accounts payable                                              302,000          8,181,000
         Accrued expenses                                               82,000           (109,000)
         Accrued compensation                                       (1,094,000)         1,004,000
         Income taxes payable                                          893,000            761,000
                                                                   -----------        -----------
             Net cash provided by
               operating activities                                    694,000            794,000
                                                                   -----------    -    ----------
Cash flows from investing activities:
  Purchase of property and                                                               (225,000)
    equipment                                                         (497,000)
Cash flows from financing activities:
  Principal payments for capital
    lease obligations                                                   (6,000)            (6,000)
  Public offering of 2,000,000
    shares                                                          16,059,000                ---
  Exercise of stock options                                             25,000                ---
  Borrowings on line of credit                                      38,276,000         44,685,000
  Payments made on line of credit                                  (42,461,000)       (45,561,000)
                                                                  ------------       ------------
             Net cash provided by
               (used in) financing
               activities                                           11,893,000           (882,000)

    Increase (decrease) in cash                                     12,090,000           (313,000)
                                                                  ------------       ------------
Cash at beginning of period                                            793,000            212,000
                                                                  ------------       ------------
Cash and marketable commercial paper at end of
   period                                                         $ 12,883,000       $   (101,000)
                                                                  ============       =============
  Supplemental disclosures of cash flow information:
  Cash paid during the periods for:

    Interest                                                      $    134,000       $    134,000
    Income taxes                                                  $  3,388,000       $    773,000


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     PROCOM TECHNOLOGY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                        APRIL 25, 1997 AND APRIL 26, 1996



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

NOTE 2.  SHAREHOLDERS' EQUITY.

On December 23, 1996, the Company completed an offering of 2,000,000 shares of its common stock at an offering price of $9 per share (the "Offering"). The net proceeds from the offering were approximately $ 16,059,000 after the payment of underwriting discounts and various offering expenses. Net proceeds were used to pay down the Company's short-term line of credit, and the balance remaining has been invested in commercial paper with short-term maturities. As set forth in the Registration Statement, shareholders of the Company approved a 3 for 1 stock split, effective November 13, 1996, and a change in common stock from no par value to par value of $ .01 per share. During the quarter ended January 24, 1997, $89,700 was transferred to paid-in capital from common stock to reflect the change in par value.

NOTE 3.   NET INCOME PER SHARE.

Net income per share has been computed using the weighted average number of shares outstanding during the periods presented. Following the principles of APB 25, the Company has included the dilutive value of stock options outstanding in the calculation of weighted average shares outstanding. Fully diluted net income per share is not presented because the difference between primary and fully dilutive net income per share is not material. The Company plans to adopt SFAS No. 123, "Accounting for Stock Based Compensation", utilizing the disclosure alternative under the Statement beginning with the Company's fiscal 1997 annual financial statement.

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

  The forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: (a) the Company's ability to successfully develop, market and sell its products in an intensely competitive industry; (b) the Company's ability to manage and finance the many challenges inherent in rapid growth; (c) the Company's ability to manage relationships with its customers and vendors, to minimize inventory levels, return rates and losses due to technological obsolescence; and (d) the factors and risks included in the "General Comments" section below and elsewhere herein.



RESULTS OF OPERATIONS

    The following table sets forth the Company's statement of operations data as a percentage of net sales for the periods indicated.



                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                     ---------------------------       ---------------------------
                                                     APRIL 25,         APRIL 26,       APRIL 25,          APRIL 26,
                                                       1997              1996            1997               1996
                                                     ---------         ---------       ---------          ---------
                                                   (UNAUDITED)        (UNAUDITED)     (UNAUDITED)        (UNAUDITED)
Net sales........................                       100.0%             100.0          100.0              100.0
Cost of sales....................                        66.6               69.0           66.6               70.3
                                                     --------            -------        -------            -------
  Gross profit...................                        33.4               31.0           33.4               29.7
Selling, general and administrative
  expenses.......................                        17.7               21.5           17.5               20.5
Research and development expenses
                                                          3.5                2.6            3.2               2.3
                                                     --------            -------        -------            -------
  Operating income...............                        12.2                6.9           12.7                6.9
Interest income and expense, net.                         0.6               (0.3)           0.1               (0.4)
                                                     --------            -------        -------            -------
  Income before income
    taxes........................                        12.8                6.6           12.8                6.5
Provision for income
  taxes..........................                         5.1                2.6            5.0                2.5
                                                     --------            -------        -------             ------
  Net income ....................                         7.7                4.0            7.8                4.0
                                                     ========            =======        =======             ======



QUARTER AND NINE MONTHS ENDED APRIL 25, 1997 COMPARED TO QUARTER AND NINE MONTHS ENDED APRIL 26, 1996

    Net Sales

         Net sales increased 57.9% from $17.8 million for the quarter ended April 26, 1996 to $28.1 million for the quarter ended April 25, 1997. This increase was primarily due to increases in sales of CD servers and arrays and sales of disk drive upgrade subsystems for desktop and notebook computers and, to a lesser extent, increases in net sales of RAID high capacity storage devices. For the quarter ended April 25, 1997, sales of the Company's Integrated Network Storage Products, which include CD servers and arrays as well as RAID Storage Systems, comprised approximately 49% of net sales, while sales of disk drive upgrade subsystems comprised approximately 51% of net sales. International sales increased slightly from $6.3 million, or approximately 12.8% of net sales, in the quarter ended April 26, 1996 to $6.7 million, or approximately 8.4% of net sales, in the quarter ended April 25, 1997. Net sales for the nine months ended April 25, 1997 increased approximately 62.9% over net sales for the same period in fiscal 1996 as a result of increased sales of the Company's Integrated Network Storage Products as well as increased sales of disk drive upgrade subsystems.

    Gross Profit

         The Company's gross margins increased from 31.0% and 29.7% of net sales for the quarter and nine months ended April 26, 1996 compared to 33.4% of net sales for both the quarter and nine months ended April 25, 1997. These increases were primarily the result of higher margins on increased sales of CD servers and arrays. In addition, the Company realized higher margins on increased sales of disk drive upgrade subsystems for notebook computers and RAID storage products, and such increases more than offset the effect of competition and price erosion typical in the disk drive upgrade industry.

    Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased from $3,829,000 for the quarter ended April 26, 1996 to $4,974,000 for the quarter ended April 25, 1997, while such expenses increased from $10,037,000 for the first nine months of fiscal 1996 to $13,943,000 for the same period in fiscal 1997. These expenses represented 21.5% and 17.7% of net sales in the quarters ended April 26, 1996 and April 25, 1997, respectively and 20.5% and 17.5% for the nine months ended April 26, 1996 and April 25, 1997, respectively. The dollar increase in selling, general and administrative expenses for the first nine months of fiscal 1997 was primarily a result of increased marketing and promotional costs and increased personnel and related costs necessary to support the Company's growth in net sales. The decrease in selling, general and administrative expenses as a percentage of net sales for the third quarter and first nine months of fiscal 1997 was due primarily to a decrease in accrued management bonuses from $ 718,000 and $1,954,000 for the third quarter and first nine months of fiscal 1996 to $125,000 and $375,000 for the same periods of fiscal 1997. Bad debt expense for the nine months of fiscal 1997 was approximately $357,000 or .45% of net sales, compared to approximately $243,000, or .49% of net sales, for the first nine months of fiscal 1996. The Company anticipates that the dollar amount of its selling, general and administrative expenses will increase as the Company continues to expand its efforts to penetrate certain sales channels and regions and continues to strengthen and upgrade its existing management information and telecommunications systems.

    Research and Development

         Research and development expenses increased 113.3% from $459,000 for the quarter ended April 26, 1996 to $979,000 for the quarter ended April 25, 1997. These expenses represented 2.6% and 3.5% of net sales for each of the quarters ended April 26, 1996 and April 25, 1997, respectively. Research and development expenses also increased during the first nine months of fiscal 1996 from $1,137,000, or 2.3% of net sales, to $2,513,000, or 3.2% of net sales, for the first nine months of fiscal 1997. These increases were primarily due to continued increases in additional hardware developers and software programmers, including the use of independent contract programmers and increased related support costs to develop additional products and enhance existing product features. The Company anticipates that the dollar amount of its research and development expenses will continue to increase, and also may increase as a percentage of net sales, with the addition of dedicated engineering resources to develop new product categories, to promote the compatibility of the Company's products with a wide range of hardware platforms and network topologies and to further develop MESA, the Company's proprietary client/server management storage architecture. In addition, the Company intends to continue to update software drivers so that the Company's CD servers and arrays may function with a variety of hardware platforms and network operating systems. To date, all of the Company's software development costs have been expensed as incurred, as the impact of capitalizing software costs under Financial Accounting Standard No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" would have been immaterial to the Company's financial statements.

     Interest Income and Expense

         As a result of the initial public offering of 2,000,000 shares of the Company's common stock completed in December 1996, the Company received net proceeds, after underwriting discounts and offering costs, of approximately $
16.0 million. As a result of the offering net proceeds, the Company has, in late December 1996, both reduced amounts outstanding under its line of credit, thereby reducing interest expense, and invested the remaining proceeds in short-term investment grade commercial paper, thereby earning interest income of approximately $ 167,000 for the quarter ended April 25, 1997. Net interest expense for the first nine months of fiscal 1997 was $131,000, a reduction when compared to $172,000 for the first nine months of fiscal 1996 as the Company reduced amounts understanding under its line of credit.

Income Taxes

         The Company's effective tax rates for the two quarters ended April 25, 1997 and April 26, 1996 were approximately 39.7% and 38.9% of pretax income, respectively, which approximate the federal and state statutory rates with modest reductions for benefits resulting from the Company's use of its foreign sales corporation (which benefit was reduced in the current fiscal year due to a reduced proportion of sales to foreign customers) and benefits accruing from the increases in research and development activity, causing an increased research and development credit.

General Comments

         The Company's results of operations have in the past varied significantly and are likely in the future to vary significantly as a result of a number of factors, including the mix of products sold, the volume and timing of orders received during the period, the timing of new product introductions by the Company and its competitors, product line maturation, the impact of price competition on the Company's average selling prices, the availability and pricing of components for the Company's products, changes in distribution channel mix and product returns or price protection charges. Many of these factors are beyond the Company's control. Although the Company has experienced growth in sales in recent periods, there can be no assurance that the Company will experience growth in the future or be profitable on an operating basis in any future period. In addition, due to the short product life cycles that characterize the Company's markets, a significant percentage of the Company's sales each quarter may result from new products or product enhancements introduced in that quarter. Since the Company relies on new products and product enhancements for a significant percentage of sales, failure to continue to develop and introduce new products and product enhancements or failure of these products or product enhancements to achieve market acceptance could have a material adverse effect on the Company's business, financial condition and results of operations. Historically, as the Company has planned and implemented new products, it has experienced unexpected reductions in sales and gross profit of older generation products as customers have anticipated new products. These reductions have in the past given and could continue to give rise to charges for obsolete or excess inventory, returns of older generation products by computer resellers, VARs and distributors or substantial price protection charges. From time to time, the Company has experienced and may in the future experience inventory obsolescence resulting from the unexpected discontinuance of third party components, such as disk drives, included in the Company's products. To the extent the Company is unsuccessful in managing product transitions, it may have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company also has historically capitalized on short-term market opportunities for volume purchases of certain components at favorable prices. For example, in the three fiscal quarters ended April 25, 1997, the Company has capitalized on several opportunities to sell a significant volume of high capacity disk drive upgrade products purchased at below market prices, which have resulted in price advantages to the Company that enhanced the Company's sales and results of operations for those quarters. There can be no assurance that the Company will be able to capitalize on such opportunities in the future. In addition, the Company's fiscal fourth quarter sales have historically been strong, with large increases on a year to year basis. There can be no assurance, however, that there will be a continuing increase in net sales for the quarter ended July 31, 1997. See "Reports on Form 8-K" below.

LIQUIDITY AND CAPITAL RESOURCES


    In November 1994, the Company instituted a revolving line of credit with Finova Capital ("Finova"). The facility was amended in November 1996 to provide the Company with up to $7.0 million in working capital loans, based upon the Company's accounts receivable and inventory levels. The line of credit accrues certain commitment fees, unused facility fees and interest on outstanding amounts at the lender's prime rate (8.25% at April 25, 1997) plus 1.5%. Finova also makes available to the Company various flooring commitments pursuant to which the Company may finance the purchase of up to $13.0 million in inventory (less any amounts outstanding in working capital loans) from certain of the Company's vendors who have credit arrangements with Finova. As of April 25, 1997, there was no balance outstanding under the credit facility, and $ 4.75 million outstanding under the flooring arrangements. The agreement governing the credit facility requires the Company to maintain certain financial covenants (including the maintenance of working capital of at least $500,000), minimum levels of tangible net worth and minimum levels of liquidity. As of April 25, 1997, the Company was in material compliance with the covenants of the Finova line of credit. The line is secured by substantially all of the assets of the Company. The line of credit expires on November 29, 1997, but automatically renews for successive one year periods unless terminated by either party within a specified period in advance of the automatic renewal date.

         As of April 25, 1997, the Company had cash and marketable securities totalling $12.9 million and $7.0 million of availability under its line of credit. The Company believes that its existing cash, marketable securities and available credit under its existing line of credit, will be sufficient to meet anticipated cash requirements for at least the next twelve months. As of April 25, 1997, the Company had no material commitments for capital expenditures. The Company has expended $497,000 during the nine months ended April 25, 1997 for various fixed assets, including capital equipment to increase production capacity to support the Company's plans for growth. While the Company has no present plans, agreements or commitments to make any acquisitions, the Company may acquire businesses, products and technologies that are complementary to those of the Company. In the event the Company's plans require more capital than is presently anticipated, the Company's remaining cash balances and marketable securities may be consumed and additional sources of liquidity such as debt or equity financings may be required to meet working capital needs. There can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required nor that any such required additional capital will be available on reasonable terms, if at all, at such time or times as required by the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk. Not applicable.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

         Not applicable.

Item 2.  Changes in Securities.

         Not applicable.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) See Exhibit Index. A Statement re Computation of Per Share Earnings is presented in the Notes to the Consolidated Financial Statements dated April 25, 1997.

         (b) A Report on Form 8-K was filed with the Securities and Exchange Commission on June 2, 1997 (the "Report") which reported a change in the Company's fiscal reporting periods. The Report noted that the Company's fiscal quarters will now end on the last calendar day of each quarter, and the Company's fiscal year end will be July 31, which will result in four additional sales days in the quarter and year ending July 31, 1997. Finally, the Report advised that the effect of the change will be reflected in a transition report included in the Company's Report on Form 10-K for the year ended July 31, 1997. No financial statements or other exhibits were filed with or included in the Report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, County of Orange, State of California, on the 9th day of June, 1997.

                                              PROCOM TECHNOLOGY, INC.


                                              By:  /s/   Alex Razmjoo
                                                   -----------------------------
                                                   Alex Razmjoo
                                                   Chairman, President and
                                                   Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-Q has been signed below by the following persons in the capacities and on the dates indicated.


            SIGNATURE                                       TITLE                                DATE
            ---------                                       -----                                ----

    /s/    Alex Razmjoo                    Chairman of the Board, President and             June 9, 1997
    ------------------------------          Chief Executive Officer (Principal
           Alex Razmjoo                             Executive Officer)

    /s/    Alex Aydin                     Executive Vice President, Finance and             June 9, 1997
    ------------------------------         Administration (Principal Financial
           Alex Aydin                                    Officer)

    /s/    Frederick Judd                   Vice President, Finance and General             June 9, 1997
    ------------------------------        Counsel (Principal Accounting Officer)
           Frederick Judd


                                INDEX TO EXHIBITS

                                                                                                            SEQUENTIALLY
EXHIBIT                                                                                                        NUMBER
NUMBER                                 DESCRIPTION                                                              PAGE
-------                                -----------                                                           -----------
   3.1+   Amended and Restated Articles of Incorporation of the Company...............................
   3.2+   Amended and Restated Bylaws of the Company..................................................
  10.1+   Form of Indemnity Agreement between the Company and each of its executive officers and directors......................................................................
  10.2    Form of Amended and Restated Procom Technology, Inc. 1995 Stock Option
          Plan........................................................................................
  10.3+   Amended and Restated Executive Employment Agreement, dated as of October
          28, 1996, between the Company and Alex Razmjoo..............................................
  10.4+   Amended and Restated Executive Employment Agreement, dated as of October
          28, 1996, between the Company and Frank Alaghband...........................................
  10.5+   Amended and Restated Executive Employment Agreement, dated as of October
          28, 1996, between the Company and Alex Aydin................................................
  10.6+   Amended and Restated Executive Employment Agreement, dated as of October
          28, 1996, between the Company and Nick Shahrestany..........................................
  10.7+   Form of Registration Rights Agreement.......................................................
  10.8+   Lease, dated February 10, 1992, between 2181 Dupont Associates and the
          Company, as amended.........................................................................
  10.9+   Loan and Security Agreement, dated November 18, 1994, by and between the
          Company and FINOVA Capital Corporation, as amended..........................................




  27.1    Financial Data Schedule.....................................................................

----------
+  Previously filed