Form 10-K405
period 1997-07-31
PROCOM TECHNOLOGY INC
filed 1997-10-29
CIK 1025711

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended July 31, 1997

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

                              HTTP://WWW.PROCOM.COM
                             (Registrant's Web Site)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          Common Stock, $.01 par value

                     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding in 12 months (or for such shorter  period that the registrant was required to file such reports),  and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

                     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                     As of September 30, 1997, the aggregate market value of voting Common Stock held by non-affiliates of the Registrant based on the closing price reported on the National Association of Securities Dealers Automated Quotation National Market System was approximately $66.8 million.

                     The number of shares of Common Stock, $.01 par value, outstanding on September 30, 1997, was 11,038,049.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Information required by Part III is incorporated by reference to portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1997 fiscal year.

                            PROCOM TECHNOLOGY, INC.
                      INDEX TO ANNUAL REPORT IN FORM 10-K
                    FOR THE FISCAL YEAR ENDED JULY 31, 1997


                                     PART I
Item 1.          Business.......................................................................
Item 2.          Properties.....................................................................
Item 3.          Legal Proceedings..............................................................
Item 4.          Submission of Matters to a Vote of Security Holders............................

                                     PART II
Item 5.          Market for Registrant's Common Stock and Related Stockholder Matters....
Item 6.          Selected Financial Data........................................................
Item 7.          Management's Discussion and Analysis of Financial Condition and
                 Results of Operations..........................................................
Item 8.          Financial Statements and Supplementary Data....................................
Item 9.          Changes in and Disagreements With Accountants on Accounting and
                 Financial Disclosures..........................................................

                                    PART III

Item 10.         Directors and Executive Officers of the Registrant.............................
Item 11.         Executive Compensation.........................................................
Item 12.         Security Ownership of Certain Beneficial Owners and Management.................
Item 13.         Certain Relationships and Related Transactions.................................

                                     PART IV
Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K ...............

THE INFORMATION CONTAINED IN THIS REPORT ON FORM 10-K INCLUDES FORWARD-LOOKING STATEMENTS. WHEN USED IN THIS REPORT, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FORECASTS," "PLANS," "FUTURE," "STRATEGY" OR WORDS OF SIMILAR IMPORT ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. OTHER STATEMENTS OF THE COMPANY'S PLANS AND OBJECTIVES MAY ALSO BE CONSIDERED TO BE FORWARD LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLISH REVISED FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY TO ADVISE INTERESTED PARTIES OF CERTAIN RISKS AND OTHER FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND OPERATING RESULTS, INCLUDING THE DISCLOSURES MADE UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" IN THIS REPORT, AS WELL AS THE COMPANY'S OTHER PERIODIC REPORTS ON FORM 10-K, 10-Q AND 8-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

         Historically, the Company's fiscal year was a 52 or 53 week year ending on the Saturday nearest July 31. During this fiscal year, the Company modified its accounting period so that each quarter and yearly accounting period would end on the last day of each month. Accordingly, the fiscal year ended July 31, 1997 contains four additional days. Unless otherwise indicated, references herein to specific years and quarters are to the Company's fiscal years and fiscal quarters.

         The Company's principal executive offices are located at 2181 Dupont Drive, Irvine, California, 92612; its telephone number is (714) 852-1000 X 257 and its web site is HTTP://WWW.PROCOM.COM.

                                     PART I
ITEM 1.  BUSINESS

GENERAL

  Procom Technology, Inc. ("Procom" or the "Company") designs, manufactures and markets enterprise-wide data storage and information access solutions that are compatible with all major hardware platforms, operating systems and network protocols. The Company has become a leading provider of CD-ROM servers and arrays as a result of its extensive distribution channels as well as the scalability, performance, ease of use and multi-protocol support of its products. The Company provides end users with disk drive upgrades for servers, desktop and notebook computers and also provides high performance, fault tolerant RAID solutions (Redundant Array of Independent Disks) and tape backup subsystems. The Company utilizes computer resellers, value-added resellers ("VARs") and distributors to sell its products to a wide variety of end users, including Fortune 500 corporations, governmental agencies and financial and educational institutions.

  Recognizing the growing demand for fast and reliable access to large volumes of information increasingly stored on CD-ROM media across enterprise-wide networks, the Company introduced the first of its CD server and array products in early 1994. These products enable a large number of network users to simultaneously access computer data stored on multiple CD-ROMs. The Company has recently introduced its CD FORCE server, which provides plug and play compatibility with most popular operating systems and network topologies and improves functionality by relieving the network operating system from the burden of managing requests for access to information stored on CD-ROMs. The CD FORCE server incorporates Procom's CD FORCE software, which manages network connectivity and access to information contained on CD-ROMs. The Company has continued to improve the capacity and performance of its product offerings, which include the Company's Hyper CD-53x server, which is capable of providing access to up to 40 gigabytes of information (63 CDs) with 53x data transfer rates. The Company has also recently introduced Digital Video Disc ("DVD") Mixed ROM Servers to allow users to access either CD-ROM or DVD-ROM formats across any popular operating systems. The Company has experienced rapid growth in sales of its CD servers and arrays to end users such as law and accounting firms, educational and governmental entities and other companies and organizations that require frequent access to large amounts of information stored on CD-ROMs.

  The Company first developed its expertise in computer data storage products by providing upgrade storage solutions for desktop computers. Since that time, the Company has expanded its product offerings to provide upgrade and replacement disk drive products for notebook computers and servers, which have become more popular in recent years as client/server computing has proliferated. The Company's disk drive upgrades allow users to utilize their existing hardware for longer periods of time, thereby extending the life of their initial investment. The Company's RAID products provide high performance, fault tolerant storage of over one terabyte of data for large network information databases.

  The key elements of the Company's strategy include the following: (i) developing additional network storage products incorporating the Company's proprietary storage management software; (ii) accessing end users in key vertical markets by leveraging relationships with computer resellers, VARs and distributors; (iii) expanding relationships with key component suppliers in order to enable the Company to anticipate and respond to technological developments; and (iv) delivering timely storage solutions compatible with all major operating systems and network topologies.

  The Company's CD servers and arrays can be configured for Unix, Novell NetWare, IBM OS/2 Warp, Windows NT, Windows 95, Windows 3.1 and Macintosh OS, while supporting different topologies such as Ethernet, FDDI, Fast Ethernet and Token Ring. The Company's high-capacity storage subsystems will support varying RAID levels to meet virtually any network or operating system storage requirements. The Company's major customers include Vanstar Corporation, Entex Information Services Inc., Inacom and Intelligent Electronics, and end users include Microsoft, Ernst & Young, Federal Express, Prudential Insurance and Bank One.

BACKGROUND

  In recent years, there has been a significant migration to client/server and network computing. Today's networks are much larger and more complex than early networks, often consisting of multiple servers (application servers, file servers, database servers and communications servers) and hundreds or even thousands of desktop clients manufactured by a number of different vendors. These servers and clients may utilize a number of different operating systems, including Unix, Novell NetWare, IBM OS/2 Warp, Windows NT, Windows 95, Windows
3.1 and Macintosh OS. The distributed nature of these networks, together with the increased use of computers throughout organizations to create and store files, has resulted in an increase in the amount and dispersion of critical data across the clients and servers on these networks.

  As the size of networks and the amount of information used and stored on those networks have increased, access to such data has become increasingly important to end users. Users increasingly rely on the information resident on networks and PCs, such as customer databases, inventory records, sales tracking reports and research reference materials, for the effective accomplishment of daily business activities. As a result, end users must have real-time access to secure and reliable network data, regardless of the location of such data, and the supporting operating system. These factors have made it complicated to access information stored on networks.

  The increase in the size of networks has been accompanied by concurrent increases in the size and complexity of computer data and files. Application software developers continue to introduce software packages that increasingly incorporate features which require large amounts of storage, such as graphics, video and sound. For example, a minute of uncompressed full motion video and sound could require approximately 1,100 megabytes of storage. Similarly, the size and complexity of images stored and manipulated using document imaging systems have intensified network storage requirements. Further, the increasing popularity of the Internet as a means of communication and a medium by which to access and distribute information has contributed to the demand for increased storage, as users download a wide variety of complex data from the Internet.

  Organizations evaluating alternatives for additional storage capacity must consider a number of factors, including total cost of ownership, capacity, access time, security, reliability and the ability to integrate such additional storage into an existing network. The cost of ownership includes not only the initial cost of a storage system but also the expenses associated with the ongoing administration of the network. Administrative costs associated with network data storage have increased as networks have grown more complex and systems administrators have been required to monitor storage systems that support multiple operating systems and multiple applications across numerous clients.

  In response to increased demand for cost-effective storage of different types of information, a variety of storage media have been developed, including hard disk, magnetic tape and CD-ROM. Hard disk storage is a popular means of storing and accessing large amounts of information that is continually changing. Hard disk storage provides rapid access time but is a relatively expensive storage medium and is easily erased. Magnetic tape is the least expensive storage medium, but has the slowest access times. Magnetic tape is therefore ideal for backing up large amounts of information that is only expected to be accessed infrequently.

  CD-ROM technology emerged in the early 1980s as a cost-effective method by which to store and distribute large amounts of information. A single CD can store approximately 650 megabytes of information, the same amount which could
be contained on over 100,000 pages of paper.   New DVD-ROMs can store more than
4,000 megabytes of information.   In addition, CD-ROMs and DVD-ROMs offer data
reliability and security, as they cannot be altered or erased, are not susceptible to data loss when computer systems fail and have a life expectancy of 50 to 100 years. Since CD-ROMs or DVD-ROMs cannot be erased or written over, however, they are not suitable for storage situations in which information must be continually updated and altered. However, for organizations that require periodic distribution of written material, such as law reference books, parts lists, catalogues or manuals, CD-ROMs and DVD-ROMs are much more cost-effective and practical than paper-based documents. The proliferation of network computing and the rapid increase in CD-ROMs as a means of information distribution and storage have fueled demand for CD-ROM systems that provide network wide access.

  RAID storage systems have developed in response to demand for increased data storage, performance, security, reliability, fault tolerance and availability, as well as for constant access. RAID is a method for allocating data across several hard disk drives and allowing a server microprocessor to access those drives simultaneously, thus increasing system storage and input/output performance. In addition, lost data on any drive can be recreated using special RAID algorithms, thus ensuring the immediate availability of RAID protected data even in the event of a disk drive failure.

  The increase in the importance and volume of stored, complex data has increased demand for secure and reliable methods of storage that allow for efficient and cost-effective protection and management of such data. These factors have also increased demand for total storage solutions that can quickly and efficiently provide access to large volumes of data resident on a variety of clients and servers running different operating environments, as well as data generated by a wide range of applications. In addition, users are increasingly demanding solutions comprised of not only hardware for cost-effective storage of and access to large amounts of secure and reliable information, but also software that manages information flow and reduces the high costs of network storage administration.

PROCOM SOLUTION

  The Company provides a wide range of products designed to address the data storage and information access requirements of client/server computing environments. The Company's CD servers and arrays, disk drive upgrades and RAID and tape backup subsystems are easy to install and use and have a relatively low overall cost of ownership. Procom's CD servers and arrays address the expanding use of CD-ROM, and more recently DVD-ROM as a distribution medium by providing clients with simultaneous access to up to 63 CD-ROMs at effective disk-drive access times. The Company's RAID and tape backup subsystems provide high performance, fault tolerant storage of over a terabyte of data for large network information databases. The Company's CD servers and arrays together with the Company's RAID and tape product offerings are sometimes referred to as the Company's "Intelleigent Network Storage Products". The Company's disk drive upgrades allow users to utilize their existing hardware for longer periods of time, thereby extending the life of their initial investment

  The Company's recently introduced CD FORCE CD-ROM network server incorporates an embedded operating system that centralizes data access management services, thereby reducing administrative costs. This embedded operating system is based on the Company's managed enterprise storage architecture ("DATAFORCE"). DATAFORCE's operating system software is designed to provide non-intrusive plug and play compatibility with most popular network operating systems, allowing products incorporating the DATAFORCE architecture to be installed by simply connecting one cable to the network. The central processing unit contained in each DATAFORCE-equipped server is designed to allow the server to manage and process data without burdening the network server. See " -- Products and Technology -- Products Under Development."

   The core elements of the Company's solution include:

  Broad Product Line. The Company supplies a wide range of products with a variety of prices, storage capacities, access times, storage media, hardware/software combinations and levels of redundancy. The Company's products are designed to meet a broad spectrum of end user data storage and information access needs and range from disk drive storage upgrade products to the Company's recently introduced Hyper CD-100x module, a CD-ROM and hard disk combination, which the Company believes has the fastest CD-ROM access time and data transfer rates available. The Company's broad range of products allows its computer reseller and VAR customers to utilize Procom as a single source to satisfy the storage requirements of a wide range of end users, thereby reducing the need for multiple vendors. The Company has introduced, and will continue to supply, DVD-ROM Servers and Arrays as the DVD standard becomes more popular.

  Modular and Scalable Design. The Company's products are designed to address the evolving data storage and information access requirements of enterprise-wide computing environments. Procom's products are modular and can be linked together to accommodate a customer's expanding data storage and information access requirements.

  Ease of Installation and Use. The Company's data storage and information access solutions have been designed for ease of installation, configuration and use in a variety of client/server networks. Many of the Company's CD servers and arrays can be added to computer networks by simply attaching them as nodes to existing network cabling. The Company's recently introduced CD FORCE server contains a graphical user interface that facilitates end user access to information contained on CD-ROMs.

  Reduced Cost of Ownership. Procom incorporates a number of features into its products that reduce the costs associated with both the installation of its products and the down-time of networks and storage systems. The Company's products include numerous fault tolerant features, such as redundant and hot-swappable power supplies and fans and hot-swappable disk and CD-ROM and DVD-ROM drives that allow users to repair a damaged drive without interrupting the operation of the network. The Company's CD-ROM and RAID products include features that reduce administrative costs for network administrators by providing remote management and notification of actual or potential system or component failures, and its RAID products also provide automatic reconstruction of data and easy adjustment of RAID levels. In addition, the operating system software incorporated into the Company's DATAFORCE architecture is designed to further reduce administrative costs by centralizing network data storage management.

  Multi-platform, Multi-protocol Support. Procom's products are compatible with a wide range of client networks and operating systems, including Unix, Novell NetWare, IBM OS/2 Warp, Windows NT, Windows 95, Windows 3.1 and Macintosh OS. In addition, the Company's products support multiple network topologies such as Ethernet, FDDI, Fast Ethernet and Token Ring. This compatibility allows customers to implement the Company's storage solutions in a broad range of enterprise-wide computing environments.

BUSINESS STRATEGY

  The Company's objective is to provide products that fulfill customers' evolving needs for data storage and information access products across all major computers and operating systems. The key elements of the Company's strategy to achieve this objective are as follows:

  Develop Additional Network Storage Products. The Company is focused on developing server products that will enable networks to provide and manage additional storage capacity more efficiently. These products will share many of the design characteristics of the Company's current CD FORCE network server, integrating a high performance central processing unit, network interface card and Procom's proprietary embedded operating system software, and will be designed to allow users on the network to store and access information more quickly. The Company plans to develop additional Intelligent Network Storage Products, such as storage management software and additional servers that will utilize a variety of storage media, including hard disks (with RAID functionality) and magnetic tape, which can be attached directly to and will be compatible with a wide variety of network environments.

  Enhance Reseller and Distributor Relationships. The Company focuses its marketing efforts on developing an awareness of the Company's data storage and information access solutions with various computer resellers, VARs and distributors of its products. These relationships provide the Company with indirect access to and improved visibility among large corporations and other institutional end users. The computer resellers, VARs and distributors also function as a sales force for the Company, allowing the Company to reach a large number of end users without incurring the significant expenditures associated with a direct sales force, and provide ongoing service for the Company's storage systems. The Company intends to sell a broader range of its products and services to these existing customers.

  Target Vertical Markets and End-Users. The Company promotes higher levels of sales of its CD servers and arrays through its channel partners by targeting a portion of its marketing efforts to specific end users that require enterprise-wide access to information published on CD-ROM, such as law and accounting firms, educational organizations, medical service providers and governmental agencies. The Company employs a similar strategy with regard to the sale of its high capacity RAID solutions by targeting its marketing efforts to end users with large information storage and access requirements, such as companies that have recently migrated from mainframe computer systems to personal computer networks, video-on-demand providers and companies developing electronic imaging applications. The Company intends to continue to target these vertical markets in the future. In addition, the Company has opened sales and support offices in Washington, DC and in New York, and intends to continue to open additional sales offices in strategic locations to enhance the Company's ability to market its products to, and meet with, potential end-users.

  Expand Strategic Relationships. The Company seeks to expand its relationships with the primary suppliers of components of its products, including drive manufacturers such as Seagate Technology, Inc. and Toshiba and network software operating system developers such as Novell, Inc. and Microsoft Corporation. These relationships have provided the Company with early access to information regarding future product releases and technological developments that allow the Company to anticipate and respond to market opportunities. The Company also collaborates with manufacturers regarding the design of many components that the Company ultimately incorporates into its data storage and information access products. In addition, the Company maintains relationships with content providers, such as legal publishers and video suppliers. These relationships provide the Company with opportunities to receive free publicity and promotion within niche end user markets when content providers utilize Procom data storage and information access systems in conjunction with the display of their own products at trade shows and other marketing events. Finally, the Company also maintains informal relationships with certain end users of its products that enable the Company to learn of and respond to changing end user needs. The Company intends to expand its relationships with suppliers and manufacturers, content providers and end users in the future.

  Deliver Timely Solutions. The Company believes that its focus on cost-effective data storage and information access allows it to remain a technology leader. The Company has focused on responding quickly to and capitalizing on demands for specialized data storage and information access products. The Company anticipates that additional market opportunities will arise as demand for data storage and information access products continues to increase, and the Company intends to maintain an organizational structure that will allow it to quickly respond to these opportunities if they develop.

PRODUCTS AND TECHNOLOGY

  The Company's principal product lines are the Intelligent Network Storage Products, such as CD servers and arrays (including DVD servers and arrays) and
RAID and tape backup subsystems, and disk drive upgrade products.   These
product lines accounted for approximately 37%, and 59%, respectively, of the Company's net sales in fiscal 1995, approximately 53%, and 47%, respectively, of the Company's net sales in fiscal 1996, and approximately 47% and 53%, respectively, of the Company's net sales in fiscal 1997. Many of the Company's products are offered in a variety of storage capacities and performance levels and, as a result, are sold at varying prices. See "Risk Factors -- Dependence on CD Servers and Arrays."

Intelligent Network Storage Products-CD Servers and Arrays

  The Company's CD servers and arrays provide an efficient method by which to store and share large amounts of information across a network. The Company's CD servers and arrays are available in a variety of plug and play configurations, from four to 63 CD drives, and can be configured with either 8x, 12x or 16x CD-ROM drives. In addition, the Company has introduced its Hyper CD-30x and 53x modules, a CD-ROM and hard disk combination, which allows 30x or 53x data transfer speeds and is based on proprietary technology obtained by the Company pursuant to a marketing and integration arrangement with a third party. Several CD arrays also are available as servers, configured at the Company's factory with specified hardware and software. The Company provides each CD server and array with optional software drivers for Unix, Novell NetWare, IBM OS/2 Warp, Windows NT, Windows 95, Windows 3.1, and Macintosh OS. Many of the Company's CD servers and arrays contain the Company's built-in "Smart SCSI CD" board, which maps up to seven CD drives to a single SCSI ID, thereby allowing additional CD servers and arrays to be added to a network. The Company's recently released CD FORCE Server incorporates the Company's DATAFORCE architecture and is designed to (i) provide plug and play compatibility with most popular network operating systems, (ii) function without burdening the network server and (iii) provide cross/multi-platform compatibility. The Company's internally developed CD-ROM network data access management software is not presently available on all major hardware platforms, and of the Company's CD servers and arrays shipped to date that contain network data management software, substantially all included third-party software. See "Risk Factors -- Dependence on CD Servers and Arrays." In addition, by working with CD manufacturers and component suppliers, the Company has developed special enclosures to provide security for the CDs and prevent their loss, theft or damage.

  The Company also produces CD-ROM publishing and recording packages as part of its strategy to capitalize on the use of CD-ROM as a popular information storage medium for a number of industries. Procom's internal and external CD-Recorders are designed to meet the archiving needs of desktop computer users.

Intelligent Network Storage Products-RAID and Tape Backup Subsystems

  The Company's RAID products present a solution to the storage and input/output ("I/O") speed, capacity and reliability challenges presented by network computing. RAID is a method of distributing data in stripes across several hard disk drives, allowing the microprocessor to access those drives simultaneously, thus increasing storage system I/O performance. RAID solutions generally reduce bottlenecks that occur in non-RAID environments when multiple users access data simultaneously. In addition, RAID configurations can provide a high degree of fault tolerance because they continuously calculate and store a unique parity, using logic to accompany each data stripe. If any drive fails, the remaining drives in the system may use the parity value to reconstruct the data on the failed drive, thus ensuring the immediate availability of RAID protected data even in the event of a disk drive failure.

  RAID is available in several levels that differ in the ways they allocate data for storage and achieve fault tolerance. End users of

RAID products select the appropriate RAID level depending on overall cost and performance for their particular requirements. Often, the user's actual application will dictate the appropriate level of data access, fault tolerance and redundancy desired. For example, applications such as on-line processing of financial transactions require instantaneous access to multiple disks, while multimedia or video-on-demand applications generally require single-user access, but at a significantly higher data transfer rate. The Company offers RAID products for all commonly used RAID levels for most hardware platforms and network environments. In addition, the Company also designs and sells tape backup storage solutions for a variety of computing environments to provide an additional level of protection for mission-critical data.

   Disk Drive Upgrades

  The Company remains committed to supplying products that enhance the performance and capacity of notebook and desktop computers, as well as network servers. The addition of a single high-capacity hard disk drive subsystem to a network server adds several gigabytes of storage capacity and improves overall speed and performance. A complete installation kit is included with each hard disk drive for easy integration. Several hard disk drives can be combined to enable data to be spanned, striped or mirrored in a variety of configurations. Due to the increase in the popularity of notebook computers, sales of the Company's ATOM notebook upgrade drive kits constituted 14% of net sales in fiscal 1996 and 23% of net sales in fiscal 1997.

  The Company also offers CD-ROM drives for stand-alone desktop applications and a variety of other storage peripheral products.

  Products Under Development

  The Company's product development priorities are aimed at meeting the growing market demand for complete storage solutions that are capable of addressing the evolving needs and challenges associated with distributed network computing. Current product development efforts focus on developing and integrating the Company's own proprietary software as a value-added component of the Company's complete storage solutions. The Company is continuing to enhance its DATAFORCE family of products (previously referred to by the Company as "MESA"), to address the growing complexity of network data storage management that has resulted from increases in heterogeneous network computing environments and the amount and complexity of data. The DATAFORCE client/server storage management architecture incorporates an embedded operating system designed to centralize data storage management services, and thereby reduce administrative costs associated with data storage management. DATAFORCE's operating system software furnishes it with non-intrusive plug and play compatibility with most popular network operating systems, allowing products incorporating the DATAFORCE architecture to be installed by simply connecting one cable to the network. The multi-platform support provided by DATAFORCE will enable client workstations to use their own operating systems and still benefit from the functionality of DATAFORCE without any additional software. The central processing unit contained in each DATAFORCE-equipped server is designed to allow the server to manage and process data without burdening the network server. DATAFORCE is being designed to provide a cost-effective storage management solution that supports heterogenous client/server computing environments, is scalable to support networks and allows clients using multiple operating systems to access simultaneously a single storage system. DATAFORCE-equipped products enable systems administrators to manage CD-ROM storage systems and are being designed to manage other storage systems either locally or remotely and provide administrators with the ability to monitor and restrict access by end users within the network. The Company's recently released CD FORCE server incorporates the Company's DATAFORCE architecture and is designed to centralize data management storage services for information contained on CD-ROM. See " -- CD Servers and Arrays." No assurances can be given, however, that the Company will be successful in any of its product development efforts or that, even if successfully developed, the Company's products will achieve timely market acceptance. See "Risk Factors -- Rapid Technological Change; Short Product Life Cycles" and " -- Research and Development."

CUSTOMERS AND APPLICATIONS

  The Company sells its products principally to computer resellers, VARs and distributors, which in turn sell to end users of the Company's products. During fiscal 1996 and fiscal 1997, one customer accounted for approximately 9% and 12% of net sales, respectively. In addition, three customers accounted for approximately 36% and 47% of total accounts receivable on July 26, 1996 and July 31, 1997, respectively. The loss or financial distress of any of these customers could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors -- Customer Concentration; Distribution Strategy Risks; Inventory Protection."

  End users of the Company's products include Fortune 500 corporations, government agencies and financial and educational institutions.

SALES AND MARKETING

  The Company's strategy is to deploy a comprehensive sales, marketing and support infrastructure to meet the data storage and information access requirements of users of complex client/server networks, both in the U.S. and internationally. The Company uses multiple distribution channels to reach end user customers. In the United States, the Company has agreements with and sells its products through domestic computer aggregators such as MicroAge and Inacom Corporation, as well as smaller independent VARs and computer resellers. The Company also sells its products to computer resellers that function as corporate computer consultants to large corporations, educational institutions and governmental agencies, and maintains sales agreements with many of these consultants. These corporate computer consultants include AmeriData, Inc., Electronic Data Systems Corporation, Entex Information Services, Vanstar Corporation and others. Often these entities, and many of the Company's other customers, consult with end users of the Company's products in business and government, and then incorporate the Company's products into larger overall enterprise solutions. The Company also relies on computer distributors such as Tech Data Corporation and Ingram Micro, to sell the Company's products nationally. Outside the United States, the Company's products are sold through approximately 40 major distributors in a number of countries throughout the world. See "Risk Factors -- Customer Concentration; Distribution Strategy Risks; Inventory Protection."

  The Company has agreements with many of its computer resellers, VARs and distributors relating to purchases of the Company's products. These agreements do not provide the Company with any guaranteed levels of purchases. The Company frequently grants limited rights to customers to return products purchased from the Company, in some cases in exchange for new purchases, and also provides price protection to its customers. The short product life cycles of the Company's products and the difficulty in predicting future sales increase the risk that new product introductions, price reductions by the Company or its competitors or other factors affecting the personal computer and upgrade storage industries could result in significant product returns. In addition, new product introductions by the Company's suppliers or its competitors or other market factors may require the Company to reduce prices in a manner or at a time that gives rise to significant price protection charges. The Company estimates returns and potential price protection charges based on historical experience and accrues reserves therefor. However, these accruals may prove insufficient, and future returns and price protection charges may have a material adverse effect on the Company's business, financial condition and results of operations, particularly in light of the rapid product obsolescence that often occurs during product transitions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Historically, the Company enjoyed a relatively short sales cycle due to the low cost of its disk drive upgrade products. The typical sales cycle, from the time an end user contacted a reseller to the shipment by the Company of the desired product, often took less than one week. However, as the Company's product mix has shifted to increasingly complex and higher priced data storage and information access solutions, the Company's sales cycle has lengthened significantly. Because Procom's CD servers and arrays and RAID storage and access systems often represent a significant expenditure for end users, these users frequently require the approval of several individuals within their organization before placing purchase orders. In addition, the complexity of the Company's storage and RAID storage access solutions often require the Company to demonstrate its products for end users, further lengthening the sales cycle. In response to increasing demand from end users, the Company has instituted an evaluation program that provides for a specified period in which end users may install and evaluate the Company's products. Evaluation units are not booked as revenue until the Company has received payment for such units. During fiscal 1997, approximately 52% of all evaluation units were purchased at the end of their trial period.

  The Company maintains a sales, sales support and marketing staff that at July 31, 1997 consisted of 61 people, substantially all of whom were located at the Company's principal offices in Irvine, California. The Company's sales are made to computer resellers, VARs and distributors through telemarketing efforts by sales representatives. The Company has recently hired U.S. field sales representatives in Texas, Florida, Washington, DC and New York, and is considering the implementation of a field sales force in various cities throughout the U.S. In addition, the Company has recently added independent sales representatives in Canada, France and Germany. The field sales representatives provide, among other things, regional technical support for customers, perform product demonstrations and, where desirable, accompany computer resellers and VARs on sales calls with end users. The Company intends to expand the number of its international sales representatives. The Company also intends to add additional international distributors in targeted countries and is developing joint marketing relationships with certain distributors. For fiscal 1995, 1996 and 1997, international sales represented approximately 14%, 11% and 7%, respectively, of the Company's net sales. See "Risk Factors -- Risks of International Sales and Operations."

  The Company's marketing group, at July 31, 1997, consisted of 24 persons engaged in a number of activities designed to help the Company achieve better market recognition and ultimately increased sales. This group's responsibilities include (i) advertising in magazines targeted to specific markets, (ii) conducting various promotional programs with the Company's computer resellers, VARs and distributors, including cooperative advertising arrangements and special programs where employees of the Company's computer resellers, VARs and distributors can earn cash awards for their efforts in recommending or selling the Company's products to end users, (iii) coordinating the Company's participation in various trade shows, including COMDEX and specific vertical applications shows such as LegalTech and (iv) cooperating with publishers and authors of industry magazines in the testing and review of the Company's products since market acceptance of each new generation of products is influenced significantly by reviews in leading computer industry magazines and related awards.

CUSTOMER SERVICE AND SUPPORT

  The Company employs engineers and technicians who work closely with the Company's sales personnel to assist computer resellers, VARs and distributors and end users with pre- and post-sales support matters, as well as to provide customers with technical support, education, training and consulting services. The Company's customer service and technical support staff at July 31, 1997 consisted of approximately 16 people located in Irvine, California. Customer service personnel provide customer service through software driver updates, upgrade programs and warranty service. Technical support personnel assist end users and distributors by telephone, facsimile and on-line services, including 24-hour bulletin board services and World Wide Web sites, in the installation, configuration and use of the Company's products. The Company also relies on its computer resellers, VARs and distributors to provide technical support and service. During fiscal 1997, the Company signed an agreement with Unisys, a national provider of computer technical services ("Unisys"), to provide on-site installation and service to end users of its high capacity CD servers and arrays. By contracting with Unisys, which has many offices located throughout the U.S., the Company believes it should be able to offer a rapid response to end user technical problems throughout the country. The Company expects that its return rates resulting from technical problems will decrease as Unisys field representatives demonstrate effective installation and service methods at customer sites. The Company offers warranties on its products ranging from one to five years. The Company's primary warranty efforts consist of accepting defective products from customers and either repairing them or returning the defective component to the original manufacturer for repair or replacement during the applicable warranty period. The Company generally protects itself by extending to its customers a warranty that corresponds to the warranty provided to the Company by its suppliers. However, if a supplier were to fail to meet its warranty obligations, the Company would be forced to assume responsibility for warranties on all components manufactured by that supplier. Such an event could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors -- Warranty Exposure."

RESEARCH AND DEVELOPMENT

  The Company believes that continued investment in research and development is critical to the Company's ability to continue to introduce, on a timely basis and at competitive prices, new and enhanced products incorporating the latest technology and addressing emerging market needs. The Company's research and development staff consisted of 46 employees as of July 31, 1997 which includes software and hardware engineers and software quality assurance technicians. Research and development expenses, primarily consisting of personnel expenses, were $1.1 million, $1.6 million and $ 3.9 million in fiscal 1995, 1996, and 1997, respectively, constituting 2.5%, 2.2% and 3.6% of net sales, respectively. The Company anticipates that the dollar amount of its research and development expenses will increase and that such expenses also may increase as a percentage of net sales with the addition of dedicated engineering resources to develop new product categories, to ensure that the Company's products are compatible with a wide range of hardware platforms and network topologies, and to develop additional software associated with the Company's DATAFORCE architecture, allowing the Company to develop servers that support not only CD-ROM and DVD-ROM, but also hard disk drive and magnetic tape storage media. The Company's hardware and software engineers are engaged in ongoing development of new storage subsystems that offer increasing storage capacity and compatibility with an expanding base of computer networks and operating systems. See " -- Products and Technology -- Products Under Development." There can be no assurance that the Company's development efforts will be successful, or that the Company will be able to introduce competitive new products in a timely manner.

  The market for the Company's products is characterized by frequent new product introductions and rapid product obsolescence. These factors typically result in short product life cycles, historically ranging from six to twelve months. For example, the data transfer rate of CD-ROM products has increased rapidly, resulting in the introduction of four, eight, twelve, sixteen and twenty-four speed CD-ROMs. Similar technological advances have been made with regard to disk drive storage capabilities and other performance standards. Each new product cycle presents new opportunities for current or prospective competitors of the Company to gain market share. The Company must continually monitor industry trends in selecting new technologies and features to incorporate into its products. If the Company is unable to successfully introduce new products on a timely basis, the Company's sales could be adversely affected. Any such failure also could impair the Company's brand name and the Company's ability to command the attention and loyalty of computer resellers, VARs and distributors in future periods. Moreover, because short product life cycles are accompanied by long lead times for many components of the Company's products, the Company may be unable to reduce or increase production in response to unexpected demand.

  The Company's ability to introduce new products in a timely manner is heavily dependent on its ability to develop or purchase firmware and software drivers for its CD-ROM and disk drive products. While the Company endeavors to work with its component suppliers to plan for the timing of introduction of new components and to develop the associated firmware and software, unforeseen design issues or other factors that delay introduction of these products could adversely affect the Company's ability to ship new products. In addition, third party suppliers may not employ adequate testing and quality assurance procedures, resulting in the receipt by the Company of defective components. This could require the Company to find replacement components or wait for the resolution of the problem, either of which could delay the Company's ability to bring products to market and have a material adverse effect on the Company's business, financial condition and results of operations. The Company's business also will be adversely affected if new disk drives, CD-ROM drives or other components that it selects from among those offered by its various vendors do not perform favorably on a cost or performance basis compared to competing products. In addition, products and technologies developed by competitors may render the Company's products and technologies noncompetitive or obsolete. Finally, advances in network and on-line technology and development of new, higher-capacity storage media such as DVD may result in a reduction or replacement of CD-ROM as a data storage and information access medium. If the Company is unable to adapt to these and other technological advances by developing new products, the Company's financial performance would be materially adversely affected. See "Risk Factors -- Substantial Competition" and " -- Rapid Technological Change; Short Product Life Cycles."

MANUFACTURING

  The Company's primary manufacturing activities, located at the Company's headquarters in Irvine, California, consist of testing, assembling and integrating components to form data storage and information access subsystems. The Company has historically operated without a material backlog. The Company generally purchases the major components of such subsystems (hard disk drives, CD-ROM drives or tape drives) based on historical requirements and forecasted needs to provide it with two to three weeks of inventory. Some of the Company's products require printed circuit boards, the assembly of which the Company often subcontracts to third party vendors. The Company's CD servers and arrays generally require a special housing of either metal or plastic, and the Company contracts with third party vendors for the manufacture of those housing units. The Company performs quality assurance testing on most of its products and subjects third-party supplied components to testing and evaluation before including such components in the Company's product offerings. The Company packages the assembled hard disk drives, CD-ROM drives and tape backup drives with software, manuals and additional hardware components, which it generally purchases from third party suppliers. The Company relies on a network of independent subcontractors to supply certain custom components manufactured to the Company's specifications. This network consists of a number of small firms with limited financial resources. While the Company utilizes several firms to mitigate the risk of business interruption, it is possible that several vendors could simultaneously experience problems with production or financial stability, which could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company depends on sole or limited source suppliers for certain key components used in its products, particularly disk and CD-ROM drives. In recent years, these components have been in short supply and frequently on allocation by manufacturers, and the Company's size may place it at a competitive disadvantage during such periods relative to larger competitors. Although the Company maintains ongoing efforts to obtain adequate supplies of components, there can be no assurances that the Company will obtain adequate supplies or obtain such supplies at cost levels that would not adversely affect the Company's gross margins. The Company has no guaranteed supply arrangements with any of its sole or limited source suppliers and customarily purchases sole or limited source components pursuant to purchase orders placed from time to time in the ordinary course of business. Moreover, the Company's suppliers may, from time to time, experience production shortfalls or interruptions that impair the supply of components to the Company. Component shortages are likely to continue, and there can be no assurance that such shortages will not adversely affect the Company's business, financial condition and results of operations. Conversely, in its attempt to counter actual or perceived component shortages, the Company may overpurchase certain components, resulting in excess inventory and reducing the

Company's liquidity or, in the event of inventory obsolescence or a decline in the market value of such inventory, causing inventory write-offs that could materially adversely affect the Company's business, financial condition and results of operations.

  The Company relies on a small number of suppliers to continue to develop, introduce and manufacture disk drives, CD-ROM drives and other components that incorporate new technologies and features that compete favorably in functionality and price with the offerings of other disk drive and CD-ROM manufacturers, including competitors of the Company. The Company's dependence on these sole or limited source suppliers, and the risks associated with any delay or shortfall in supply, are exacerbated by the short life cycles that characterize the Company's products. Any delay in the introduction by or availability of disk drives or CD-ROM drives from the Company's suppliers or the failure of such suppliers to provide functionality and performance on a cost effective basis could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, it is possible that the technology of the components the Company uses in manufacturing its products will be rendered undesirable or obsolete by the components of other suppliers. The Company would then be forced to establish relationships with new suppliers, which could delay or preclude the Company from bringing competitive products to market and have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors -- Rapid Technological Change; Short Product Life Cycles" and " -- Component Shortages; Reliance on Sole or Limited Source Suppliers."

COMPETITION

  The markets for the Company's products are intensely competitive. In each of its primary product lines, the Company competes with a large number of disk drive manufacturers, computer resellers, VARs and distributors. Some of the Company's vendors also sell competing products to distributors, which then sell these products to the Company's customers. Many of the Company's current and potential competitors have significantly greater market presence, name recognition and financial and technical resources than the Company, and many have longstanding positions and established brand names in their respective markets. In addition, certain of the Company's current and potential competitors possess competitive cost advantages due to a number of factors, including lower taxes and substantially lower costs of labor associated with international operations. Finally, manufacturers of disk drives such as Seagate Technology Inc., IBM, Quantum Corporation and Western Digital Corporation, and manufacturers of CD-ROM drives, such as Toshiba, NEC Corporation and Plextor Corporation, may in the future become more direct competitors of the Company to the extent that such manufacturers elect to expand into the disk drive upgrade market or the CD server and array market.

  The Company's primary competitors in the CD server and array market consist of (i) CD array manufacturers such as Microtest, Inc., Meridian Data, Inc. and Micro Design, Inc., which also furnish CD-ROM management software with their CD array products, (ii) a number of hardware aggregators, computer resellers and VARs that sell CD server products directly to end users, (iii) various CD server and array manufacturers, and (iv) certain computer manufacturers who have announced plans to sell CD servers and arrays to their resellers, such as Compaq and Hewlett- Packard. The Company believes that it competes effectively in the CD server and array market by maintaining relationships with computer resellers and VARs that possess key relationships with decision makers at end users, while at the same time developing brand name identity through end user marketing and advertisements.

  The Company's primary competitors in the disk drive upgrade market are (i) computer manufacturers that also market and sell storage upgrades, such as IBM, Compaq Computer Corporation ("Compaq") and Hewlett-Packard Company ("Hewlett-Packard"), (ii) companies that specialize in reselling replacement or increased capacity storage disk drives, such as Storage Dimensions Inc. or Ameriquest Technologies, Inc., and (iii) various national distributors of third party upgrade drives such as Ingram Micro Inc., Merisel Inc. and Tech Data Corporation. The Company believes it competes effectively against each of these three classes of competitors in the disk drive upgrade market by offering a broad range of reasonably priced storage upgrade products to its computer resellers, VARs and distributors throughout the U.S. and worldwide.

  The Company's primary competitors in the RAID product market are (i) computer manufacturers, such as IBM, Compaq and Hewlett-Packard, which generally focus on providing storage upgrades for their products and (iii) companies that sell storage solutions directly to end users, such as EMC Corporation and Storage Technology Corporation. These direct sales competitors historically have focused their efforts on sales of high capacity storage products in the mainframe and minicomputer environments. In addition, the Company competes with many smaller enterprises such as Storage Dimensions, Inc. and others that provide and sell unique solutions to various computer users. The Company believes that its relationships with computer resellers, VARs and distributors provide it with a competitive advantage over those manufacturers that have in the past sold high capacity storage systems directly to end users.

  The Company's success depends to a great extent on its ability to continue to develop products that incorporate new and rapidly evolving technologies to provide network users cost-effective data storage and information access solutions. However, to the extent that disk drive storage or information access products become more of a commodity, price competition among both computer manufacturers and suppliers of disk drives and CD-ROM drives may result in the availability of such storage and access at a low cost. These factors could create increased competition for the Company's products which could cause the Company to experience reduced gross profit margins on its products and could have a material adverse effect on the Company's business, financial condition and result of operations. The Company believes that the principal competitive factors in the Company's markets are product reliability, price/value relationship, product features and performance, brand name recognition, trade periodical reviews, time to market with new features and products, industry relationships, ease of installation and use, the quality of distribution channels, product quality, technical support and customer service.

  The Company believes that its brand name recognition allows the Company to remain competitive in the network storage solutions aftermarket and the CD server and array markets, and that the Company generally competes effectively with respect to the other competitive factors enumerated above. See "Risk Factors -- Substantial Competition" and " -- Rapid Technological Change; Short Product Life Cycles."

INTELLECTUAL PROPERTY

  The Company relies primarily on a combination of copyright and trade secret protections and confidentiality agreements to establish and protect its intellectual property rights. The Company has no patent protection for its current product line. There can be no assurance that the Company's measures to protect its intellectual property rights will deter or prevent unauthorized use of the Company's technology. In addition, the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as the laws of the United States. The Company's inability to protect its proprietary rights in the United States or internationally may have a material adverse effect on the Company's business, financial condition and results of operations.

  Claims by third parties that the Company's current or future products, procedures or processes infringe upon their intellectual property rights may have a material adverse effect on the Company. The Company does not normally perform any formal surveys or studies relating to whether its products or processes infringe upon the intellectual property rights of others, and it would be difficult to establish whether a given product or process infringes upon the intellectual property rights of others. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. Any future litigation, regardless of outcome, may result in substantial expense to the Company and significant diversion of the efforts of the Company's management and technical personnel. An adverse determination in any such litigation may subject the Company to significant liabilities to third parties, require disputed rights to be licensed from such parties, if licenses to such rights could be obtained, or require the Company to cease using such technology. There can be no assurance that if such licenses were obtainable, they would be obtainable at costs reasonable to the Company. If forced to cease using such technology, there can be no assurance that the Company would be able to develop or obtain alternate technology. Accordingly, an adverse determination in a judicial or administrative proceeding, changes in patent or copyright laws or failure of the Company to obtain necessary licenses may prevent the Company from manufacturing, using or selling certain of its products or processes, which may have a material adverse effect on the Company's financial condition and results of operations. In May 1995, Compaq made certain infringement and other claims against the Company and obtained an injunction prohibiting the Company's use of a small string of software code contained in certain of the Company's disk drive products. Although the Company has rewritten the infringing code and settled the lawsuit, the lawsuit required substantial management time, significant expenditures for legal fees and costs and a one-time settlement payment and ongoing royalty payments to Compaq for these products. See "Risk Factors -- Intellectual Property Rights."

EMPLOYEES

         As of July 31, 1997, the Company had 246 full-time employees, 65 of whom were engaged in manufacturing (including testing, quality assurance and materials functions), 46 in engineering and product development, 85 in sales and marketing, 16 in customer service and technical support, and 34 in finance and administration. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good. The Company's success depends to a significant extent upon the continued service of its executive officers and other key management and technical personnel. See "Risk Factors -- Dependence on Key Personnel."

EXECUTIVE OFFICERS

  The executive officers of the Company as of July 31, 1997 were as follows:

NAME                AGE               POSITION
----                ---               --------
Alex Razmjoo        35      Chairman of the Board, President, and Chief
                            Executive Officer
Frank Alaghband     34      Executive Vice President, Operations, and Director
Alex Aydin          35      Executive Vice President, Finance and
                            Administration, and Director
Nick Shahrestany    34      Executive Vice President, Marketing and Information
                            Technology, and Director
Frederick Judd      38      Vice President, Finance and General Counsel

-------------
Officers serve at the discretion of the Board of Directors (the "Board") and are appointed annually, subject to the terms of their employment agreements. There are no family relationships between the executive officers or directors or the Company.

  Mr. Razmjoo is one of the Company founders and has served as its Chairman of the Board, President and Chief Executive Officer since 1987. From 1984 to 1987, Mr. Razmjoo served as Director of Engineering of CMS Enhancements, Inc. He received a B.S. degree in Electrical Engineering in 1985 from the University of California, Irvine.

  Mr. Alaghband is one of the Company founders and has served as its Executive Vice President, Operations and as a director since 1987. From 1984 to 1987, Mr. Alaghband served as a Systems Engineer in the Computer Systems Division of McDonnell Douglas. He received a B.S. degree in Electrical Engineering in 1985 from the University of California, Irvine.

  Mr. Aydin is one of the Company founders and has served as the Company's Executive Vice President, Finance and Administration and as a director since 1987. From December 1984 to August 1987, Mr. Aydin served as a Product Development Engineer for Toshiba America, Inc. He received dual B.S. degrees in Electrical Engineering and Biological Sciences in 1984 from the University of California, Irvine and a M.S. degree in Biomedical Engineering in 1985 from California State University, Long Beach.

  Mr. Shahrestany is one of the Company founders and has served as its Executive Vice President, Marketing and Information Technology and as a director since 1987. From 1985 to 1987, Mr. Shahrestany served as Regional Sales Manager of CMS Enhancements, Inc. He received a B.S. degree in Biological Sciences with a minor in Electrical Engineering in 1984 from the University of California, Irvine.

  Mr. Judd has served as the Company's Vice President, Finance and General Counsel since joining the Company in November 1993. Mr. Judd was General Counsel for CMS Enhancements, Inc. from February 1992 to November 1993. From April 1987 to February 1992, Mr. Judd served as the Chief Financial Officer and Treasurer of CMS Enhancements, Inc. Mr. Judd received a B.S. degree in Accounting in 1980 from Arizona State University and a J.D. degree in April 1985 from Brigham Young University. Mr. Judd is a certified public accountant and is licensed to practice law in California and Arizona.

ITEM 2.  PROPERTIES

  The Company leases approximately 81,000 square feet of space in Irvine, California for its corporate offices and operations. The property is leased by the Company under a lease expiring in July 1998. The Company has an option to extend the lease for an additional four months. The Company believes that its existing facilities will be adequate to meet its facilities requirements through July 1998. The Company has also leased office space under short-term leases for outside sales representatives in Canada, Washington, D.C., and beginning in October 1997, New York.

ITEM 3.  LEGAL PROCEEDINGS.

     As previously disclosed in the Company's January 1997 Report on Form 10-Q, the Company has been threatened with a claim by Miradco International Corporation, a private company based in Newport Beach, California, consisting of two principals ("Miradco"), regarding a purported breach of an alleged oral contract between the Company and Miradco. Miradco has asserted that it is entitled to receive up to 280,000 shares of the Company's common stock as payment for financial advisory services purportedly rendered to the Company by Miradco. The Company unequivocally denies the existence of any oral contract with Miradco, and believes any oral contract claim of Miradco is entirely without merit. The Company intends to defend itself vigorously should Miradco eventually file a lawsuit with respect to the oral contract claim and to assert any and all rights the Company has related to such claim. The Company does not believe the Miradco claim, or any lawsuit filed in connection therewith, will have a material adverse effect on the Company's business, results of operations or financial condition.

     The Company is from time to time involved in litigation related to its ordinary operations, such as collection actions and vendor disputes. The Company does not believe that the resolution of any existing claim or lawsuit will have a material adverse affect on the Company's business, results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTER.

     The Common Stock of Procom Technology, Inc. is listed on the NASDAQ National Market System under the symbol "PRCM". The approximate number of holders of record of common stock of the Company as of September 30, 1997 was
41. The Company's common stock was first listed on the date it commenced its public offering of shares on December 18, 1996.

     The Company has not paid any cash dividends on its common stock and does not intend to pay any cash dividends in the foreseeable future. The Company's line of credit agreement restricts the payment of cash dividends.

      The high and low sales prices of the Company's common stock, as reported by the NASDAQ National Market System, for each quarter of fiscal 1997, commencing with the Company's intital public offering in December 1996 are as follows:


FISCAL 1997                      First             Second           Third              Fourth
           High .......            NA            $   17.88         $   20.13         $   14.50
           Low ........            NA            $    9.00         $    9.75         $    9.88

      The Company completed an initial public offering of 2,000,000 shares of its $.01 par value common stock during the fiscal year ended July 31, 1997. The effective date of the Securities Act registration statement for which this use of proceeds information is being disclosed was December 17, 1996 and the Securities and Exchange Commission file number assigned to the registration statement was 333-15109. The offering date was December 18, 1996, and all of the 2,000,000 shares offered by the Company were sold. In addition, selling shareholders sold a total of 1,478,750 shares in the offering, 453,750 of which were sold pursuant to an over-allotment option which closed in January 1997. Montgomery Securities and Dain Bosworth Incorporated acted as the managing underwriters of the offering.

      A total of 3,478,750 shares of common stock, $.01 par value, were registered. The aggregate offering price, at $9 per share, was $31,308,750. As stated above, all of the shares offered were sold, and the aggregate offering price of the shares sold to date is $31,308,750 of which $18,000,000 was for the account of the Company and $13,308,750 was for the account of the selling shareholders.

      From the effective date of the registration statement until July 31, 1997, the amount of expenses incurred for the issuer's account in connection with the issuance and distribution of the securities registered was $1,814,000, consisting of underwriting discounts and commissions of $1,260,000, and $554,000 for other expenses. None of the payments or expenses listed were direct or indirect payments to directors, officers, general partners of the issuer or their associates, nor to persons owning 10 percent or more of any class of equity securities of the issuer, nor to affiliates of the issuer.

      The net offering proceeds to the issuer after deducting the total expenses described above were $16,186,000. From the effective date of the registration statement until July 31, 1997, approximately $285,000 of the net offering proceeds to the issuer were used to purchase business machinery and equipment, approximately $4,115,000 of the net offering proceeds were used to pay off the outstanding balance under the Company's line of credit with Finova Capital Corporation (the "Finova Line"), and the remaining proceeds of approximately $11,786,000 have been applied to the Company's general working capital. None of the payments or expenses listed were direct or indirect payments to directors, officers, general partners of the issuer or their associates, nor to persons owning 10 percent or more of any class of equity securities of the issuer, nor to affiliates of the issuer (although four executive officers and selling shareholders had previously personally guaranteed the repayment of any amounts outstanding under the Finova Line).

ITEM 6.  SELECTED FINANCIAL DATA.

FINANCIAL HIGHLIGHTS

                                                                               YEARS ENDED(1)
                                                  -----------------------------------------------------------------------------
                                                  JULY 30,         JULY 29,          JULY 28,         JULY 26,         JULY 31,
                                                    1993             1994             1995              1996            1997
                                                  --------         --------          --------         --------         --------
     Net sales ..........................         $ 41,726         $ 34,502          $ 44,660         $ 73,456         $109,332
     Gross profit .......................            9,453            7,315            11,802           21,967           36,648
     Income (loss) before income taxes ..              906           (1,130)            1,137            4,649           13,899
     Net income (loss) ..................              609             (773)              723            2,849            8,447
     Net income (loss) per share(2) .....         $   0.07         $  (0.08)         $   0.08         $   0.31         $   0.81
     Weighted average number of shares(2)            9,172            9,172             9,172            9,172           10,374

     Cash and marketable securities         $    57         $   211         $   212         $   793         $18,777
     Working capital ..............         $ 1,911         $ 1,274         $ 1,868         $ 4,632         $29,220
      Total assets ................         $ 9,072         $ 7,638         $11,011         $21,112         $43,274
      Line of credit ..............         $ 2,868         $ 1,679         $ 1,484         $ 4,185         $    --
      Long-term obligations .......         $    58         $    39         $    34         $     -         $    --

      Total shareholders' equity ..         $ 2,338         $ 1,564         $ 2,287         $ 5,136         $30,067
----------


(1) During fiscal years 1993-1996, each fiscal year ended on the Friday of, or nearest to, July 31. During fiscal 1997, the Company modified its accounting policies so that each fiscal year would end on July 31. As a result, fiscal 1997 included four additional days. No prior periods have been adjusted or restated.

(2) See Note 1 of Notes to Consolidated Financial Statements for a description of the computation of net income (loss) per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  This Prospectus contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors."

OVERVIEW

  The Company was formed in 1987. Its first product was a 5-1/4 inch floppy disk drive for the IBM PS/2 personal computer. At the time, IBM was shipping the PS/2 with only a 3-1/2 inch floppy disk drive, although the software and data of most computer users were still stored on 5-1/4 inch formats. The Company subsequently began producing aftermarket disk drive upgrade products for computer products sold by other manufacturers, and such upgrade products continue to be an important area of focus of the Company's business.

  In fiscal 1994, the Company introduced its CD server and array product line while continuing to provide a broad line of disk drive upgrade products.
During fiscal 1995, the Company experienced rapid growth in sales of its CD servers and arrays. Sales of hard disk drive upgrade products, CD servers and arrays, and RAID and tape backup subsystem products represented 63%, 4% and 2% of net sales in fiscal 1994, and 59%, 32% and 5% of net sales in fiscal 1995, respectively. During fiscal 1996, sales of CD servers and arrays increased more rapidly than sales of the Company's other product lines. As a result, in fiscal 1996, sales of CD servers and arrays represented 49% of net sales, while sales of hard disk drive upgrade products and RAID and tape backup subsystem
products represented 47% and 4% of net sales, respectively.   During fiscal
1997, the Company determined to group sales of Intelligent Network Storage Products, including sales of CD servers and arrays which increased, but at a slower growth rate, while the Company also saw increased sales of disk drive upgrade storage systems for notebook computers. As a result, in fiscal 1997, sales of Intelligent Network Storage Products, which include CD servers and arrays and RAID and tape backup subsystems represented approximately 47% of net sales, while sales of hard disk drive upgrade products represented 53% of net
sales, respectively.     See "Business -- Products and Technology."

  The Company generally records sales upon product shipment. The Company presently maintains agreements with many of its computer resellers, VARs and distributors that allow limited returns (including stock balancing) and price protection privileges. The Company has in the past experienced high return rates. During fiscal 1996 and 1997, customer returns and price protection charges represented approximately 12% and 14% of gross sales, respectively. The Company maintains reserves for anticipated returns (including stock balancing) and price protection privileges. These reserves are adjusted at each financial reporting date to state fairly the anticipated returns (including stock balancing) and price protection claims relating to each reporting period. Generally, the reserves will increase as sales and corresponding returns increase. In addition, under a product evaluation program established by the Company, computer resellers, VARs, distributors and end users generally are able to purchase products on a trial basis and return the products within a specified period if they are not satisfied. Evaluation units are not recorded as sales until the customer has paid for such units.

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

  Historically, the Company's gross margins have experienced significant volatility. The Company's gross margins vary significantly by product line, and, therefore, the Company's overall gross margin varies with the mix of products sold by the Company. For example, low capacity disk drive subsystems generally result in lower gross margins than CD servers and arrays. As sales of CD servers and arrays have become a larger percentage of the Company's total sales, the Company has experienced a corresponding increase in its overall gross margins. From fiscal 1995 to fiscal 1997, sales of CD servers and arrays grew from approximately 32% to 44% of net sales, contributing to an improvement in the Company's gross margin from approximately 26.4% to 33.5%. The Company's markets are also characterized by intense competition and declining average unit selling prices as products mature over the course of the relatively short life cycle of individual products, which have often ranged from six to twelve months. In addition, the Company's gross margins may be adversely affected by availability and price increases associated with key products and components from the Company's suppliers, some of which have been in short supply, and inventory obsolescence resulting from older generation products or the unexpected discontinuance of third party components. Finally, the Company's margins vary with the mix of its distribution channels and with general economic conditions. For any of the foregoing reasons, the Company's overall margin could decline in the future from the levels experienced in recent quarters. See "Risk Factors -- Potential Fluctuations in Future Results of Operations," " -- Component Shortages; Reliance on Sole or Limited Source Suppliers" and " -- Rapid Technological Change; Short Product Life Cycles."

RESULTS OF OPERATIONS

  COMPARISON OF YEARS ENDED JULY 28, 1995, JULY 26, 1996 AND JULY 31, 1997

  The following table sets forth the Company's statement of operations data as a percentage of net sales for the periods indicated.

                                                          YEARS ENDED
                                               -----------------------------------
                                             JULY 28,        JULY 26,       JULY 31,
                                               1995            1996           1997
                                               -----          -----          -----
      Net sales ....................           100.0%         100.0%         100.0%
      Cost of sales ................            73.6           70.1           66.5
                                               -----          -----          -----
            Gross profit ...........            26.4           29.9           33.5
      Selling, general and
        administrative expenses ....            20.9           21.0           17.5
      Research and development
        expenses ...................             2.5            2.2            3.6
                                               -----          -----          -----
            Operating income ......              3.0            6.7           12.4
      Interest expense ............              0.4            0.4           (0.3)
                                               -----          -----          -----
            Income before income
              taxes ................             2.6            6.3           12.7
      Provision for income taxes ...             1.0            2.4            5.0
                                               -----          -----          -----
            Net income .............             1.6%           3.9%           7.7%
                                               =====          =====          =====

    Net Sales

  Net sales increased 64.5% from $44.7 million in fiscal 1995 to $73.5 million in fiscal 1996 and increased an additional 48.8% to $109.3 million in fiscal 1997. Net sales increased from fiscal 1995 to fiscal 1996 primarily as a result of increased sales of the Company's CD servers and arrays and increased sales of its disk drive upgrade products and RAID products. Net sales increased from fiscal 1996 to fiscal 1997 primarily as a result of increases in sales of hard disk drive subsystem upgrade products, such as replacement disk drive subsystems for notebook computers, and increased sales of CD servers and arrays (including sales of higher performance CD servers). For fiscal 1997, the increases in sales were somewhat offset as the Company increased its allowance for anticipated sales returns and price protection charges as it increased the percentage of its net sales sold to customers who have contractual return and price protection rights.

  International sales, primarily to European customers and secondarily to Middle Eastern, Latin American and Pacific Rim customers, were $6.2 million, $8.4 and $8.2 million, and accounted for approximately 19%, 14% and 7% of net sales for fiscal 1995, 1996 and 1997, respectively. International sales increased by 35.6% from fiscal 1995 to fiscal 1996 primarily as a result of increased sales of CD-ROM servers and arrays, but decreased in absolute dollars slightly in fiscal 1997 as a result of a strengthened US dollar and reduced sales of CD-ROM servers and arrays due to increased competition in
international markets.      See "Risk Factors -- Risks of International Sales
and Operations."

     Gross Profit

  The Company's gross profit totalled $11.8 million, $22.0 and $ 36.7 million during fiscal 1995, 1996 and 1997, respectively. The Company's gross margin increased from 26.4% in fiscal 1995 to approximately 29.9% in fiscal 1996 due primarily to a continuing shift in product mix toward higher margin CD servers and arrays as well as an increase in gross margins for the Company's CD servers and arrays, and to a lesser extent from an increase in gross margins on the Company's hard disk drive upgrade and RAID products. Gross margins improved to 33.5% in fiscal 1997 due primarily to continuing increases in sales of higher margin CD servers and arrays and increased sales of certain higher margin disk drive upgrade subsystems for notebook computers increased.

     Selling, General and Administrative Expenses

  Selling, general and administrative expenses increased 35.6% from $9.4 million in fiscal 1995 and further increased 64.5% to $15.4 million in fiscal 1996 and further increased 24.4% to $19.2 million in fiscal 1997. These expenses represented 20.9%, 21.0% and 17.5% of net sales in fiscal 1995, 1996 and 1997, respectively. The increase from fiscal 1995 to fiscal 1996 was due primarily to increased marketing expenses associated with advertising, direct mail and channel telemarketing, as well as increases in sales commissions and general and administrative staffing necessary to support the Company's growth. The increase in fiscal 1997 was due primarily to continued increases in marketing, including co-op advertising costs, and direct mail and advertising, combined with increases in other expenses to support the Company's growth, offset by reduced officer bonuses of $2.9 million and $.4 million for fiscal 1997 and
fiscal 1996, respectively.   For fiscal  1995, 1996 and 1997,  bad debt expense
was $322,000, $473,000 and $223,000, as the Company saw reduced losses on bad debts in fiscal 1997.

     Research and Development Expenses

  Research and development expenses, consisting primarily of personnel expenses, increased from $1.1 million in fiscal 1995 to $1.6 million in fiscal 1996 and further increased to $3.9 million in fiscal 1997. These expenses represented 2.5%, 2.2% and 3.6% of net sales in fiscal 1995, 1996 and 1997, respectively. The slight dollar increase from fiscal 1994 to fiscal 1995 resulted primarily from the Company's enhanced efforts to develop its CD server and array product lines and RAID subsystems. The increase from fiscal 1995 to fiscal 1996 was due primarily to the Company's expanded efforts to develop new CD servers and RAID products and to develop CD FORCE, a CD-ROM network server incorporating Procom's proprietary software data access management system.
For fiscal 1997, research and development expenses increased by more than 140% over fiscal 1996, as the Company more than doubled its personnel costs, including the use of contract programmers, as it intensified its efforts to further develop both hardware and software capabilities and applications for its CD-FORCE and RAID products.

     Interest Income and Expense

  The Company maintains a working capital line of credit to support its accounts receivable and inventory levels. Interest expense increased from $195,000 in fiscal 1995 to $ 282,000 in fiscal 1996 as the Company's sales, and resulting accounts receivable and inventory levels, increased. Interest expense decreased in fiscal 1997 to $131,000 as the Company utilized its available credit lines to support further increases in accounts receivables and inventory levels until December 1996, when the Company completed its initial public offering and reduced amounts outstanding under its credit lines.
During fiscal 1997, the Company invested the net proceeds of the initial public offering, after repaying amounts owed under the line of credit, in various investment grade commercial papers with maturities of less than 90 days and realized approximately $ 459,000 in interest income.

     Income Taxes

  The Company's effective tax rates were 36.4%, 38.7% and 39.2% for fiscal 1995, 1996 and 1997, respectively. For fiscal 1995 and 1996, the Company's effective tax rate approximated federal and state statutory rates, with moderate reductions due to the Company's use of its FSC. For fiscal 1994 and 1995, the Company received benefits from a research and development credit, while the fiscal 1996 benefit was significantly reduced due to legislation which temporarily denied the credit. For fiscal 1997, the effective rate continued to approximate the effective statutory rate as the Company received increased research and development credit, offset somewhat by a reduced FSC
benefit due to reduced international sales.   See Note 4 of Notes to
Consolidated Financial Statements.

       General Comments

  The Company's results of operations have in the past varied significantly and are likely in the future to vary significantly as a result of a number of factors, including the mix of products sold, the volume and timing of orders received during the period, the timing of new product introductions by the Company and its competitors, product line maturation, the impact of price competition on the Company's average selling prices, the availability and pricing of components for the Company's products, changes in distribution channel mix and product returns or price protection charges from customers. Many of these factors are beyond the Company's control. Although the Company has experienced growth in sales in recent periods, there can be no assurance that the Company will experience growth in the future or be profitable on an operating basis in any future period. In addition, due to the short product life cycles that characterize the Company's markets, a significant percentage of the Company's sales each quarter may result from new products or product enhancements introduced in that quarter. Since the Company relies on new products and product enhancements for a significant percentage of sales, failure to continue to develop and introduce new products and product enhancements or failure of these products or product enhancements to achieve market acceptance could have a material adverse effect on the Company's business, financial condition and results of operations. Historically, as the Company has planned and implemented new products, it has experienced unexpected reductions in sales and gross profit of older generation products as customers have anticipated new products. These reductions have in the past given and could continue to give rise to charges for obsolete or excess inventory, returns of older generation products by computer resellers, VARs and distributors or substantial price protection charges. See "Risk Factors -- Rapid Technological Change; Short Product Life Cycles" and " -- Customer Concentration; Distribution Strategy Risks; Inventory Protection." From time to time, the Company has experienced and may in the future experience inventory obsolescence resulting from the unexpected discontinuance of third party components, such as disk drives, included in the Company's products. To the extent the Company is unsuccessful in managing product transitions, it may have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company also has historically capitalized on short-term market opportunities for volume purchases of certain components at favorable prices. For example, in the quarter ended July 26, 1996, the Company capitalized on a one-time opportunity to sell a significant volume of high capacity disk drive upgrade products purchased at below market prices in the prior quarter, which resulted in a price advantage to the Company that enhanced the Company's sales and results of operations for that quarter. There can be no assurance that the Company will be able to capitalize on such opportunities in the future. In addition, the Company's fiscal second quarter sales have historically remained relatively flat due primarily to heavy reseller participation in trade shows that detract from reseller selling efforts, end user budget constraints that restrict end user purchases, and a higher than average number of holidays during that quarter.

LIQUIDITY AND CAPITAL RESOURCES

   For the past three fiscal years, the Company has satisfied its operating cash requirements principally through net income, supplemented by periodic borrowings of funds under its working capital line of credit and increases in accounts payable and accrued expenses. Net cash provided by operating activities was $0.4 million in fiscal 1995, and net cash used in operating activities was $1.7 million in fiscal 1996. Net cash provided by operating activities was $ 6.3 million in fiscal 1997. In fiscal 1995, net cash provided by operating activities resulted primarily from an increase in accounts payable and accrued expenses, together with the Company's net income, offset in large part by increases in inventories and accounts receivable. In fiscal 1996, net cash used in operating activities resulted primarily from increases in accounts receivable due to increased sales during each of the periods and increases in inventories due to both increased sales and the higher value added components of the Company's products. These increased uses of capital were offset in part by the Company's net income and increases in accounts payable and accrued expenses. In fiscal 1997, net cash provided by operating activities resulted from the Company's net income, offset slightly by the combined net increases in accounts receivable and accounts payable. In fiscal 1996 and 1997, the Company's investing activities consisted primarily of purchases of property and equipment. Property and equipment expenditures totaled $179,000, $431,000, and $588,000 for such periods, respectively.

   During fiscal 1995, 1996 and the first half of fiscal 1997, the Company borrowed and repaid funds periodically under its line of credit to finance its growth and operations. During fiscal 1995, the Company reduced its line of credit, net of such periodic borrowings, by $.2 million, while in fiscal 1996, the Company $2.7 million, net of repayments, to finance operations and purchase property and equipment. During the first half of fiscal 1997, the Company continued its periodic use of funds under its credit line. In late December 1996, the Company completed its initial public offering of 2 million shares of common stock, raising net proceeds of approximately $ 16.2 million. After completing the public offering, the Company paid off the amounts owed under the line of credit, and invested the remaining net proceeds in various investment grade commercial papers with maturities of less than 90 days and realized approximately $ 459,000 in interest income.

  In November 1994, the Company instituted a revolving line of credit with Finova Capital ("Finova"). The facility was amended in July 1997 to provide the Company with up to $10.0 million in working capital loans, based upon the Company's accounts receivable and inventory levels. The line of credit accrues certain commitment fees, unused facility fees and interest on outstanding amounts at the lender's prime rate (8.50% at July 31, 1997) plus 1.5%. Finova also makes available to the Company various flooring commitments pursuant to which the Company may finance the purchase of up to $15.0 million in inventory (less any amounts outstanding in working capital loans) from certain of the Company's vendors who have credit arrangements with Finova. As of July 31, 1997, there was no balance outstanding under the credit facility, and $3.8 million outstanding under the flooring arrangements. The agreement governing the credit facility requires the Company to maintain certain financial covenants (including the maintenance of working capital of at least $20,000,000), minimum levels of tangible net worth and minimum levels of liquidity. As of July 31, 1997, the Company was in material compliance with the covenants of the Finova line of credit. The line is secured by substantially all of the assets of the Company. The initial term of the line of credit expires on November 29, 1997, but automatically renews for successive one year periods unless terminated by either party within a specified period in advance of the automatic renewal date. See Note 5 of Notes to Consolidated Financial Statements.

  At July 31, 1997, the Company had cash and marketable securities totalling $18.8 million and additional availability under its unused line of credit. The Company believes that the cash proceeds from this offering, together with existing cash balances and available credit under its existing line of credit, will be sufficient to meet anticipated cash requirements for at least the next twelve months. As of July 31,1997, the Company had no material commitments for capital expenditures, but shall continue to acquire fixed assets and make expenditures to support its growth. In addition, the Company has had discussions concerning potential acquisitions with various businesses which have or offer products and technologies that are complementary to those of the Company. The Company may acquire one or more of those businesses in the future. In the event the Company's plans require more capital than is presently anticipated, the Company's remaining cash balances may be consumed and additional sources of liquidity such as debt or equity financings may be required to meet working capital needs. There can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required nor that any such required additional capital will be available on reasonable terms, if at all, at such time or times as required by the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

   In February 1997, the Financial Accounting Standards Board issued Statement of financial Accounting Standards No. 128, "Earnings per Share," ("SFAS 128") which is required to be adopted in the company's fiscal quarter ended January 31, 1998. At that time, the Company will be required to change the method currently used to compute net income per share and to restate all prior periods. Under the new requirements for calculating primary net income per share, the dilutive effect of stock options will be excluded. If SFAS 128 had been effective for 1997 and 1996 it would have resulted in an increase in primary earnings per share of $.02 and $.01, respectively.

   In June 1997, the FASB issued SFAS Nos. 130 and 131 "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information." FASB Nos. 130 and 131 are effective for fiscal years beginning after December 15, 1997, with earlier adoption permitted. The Company does not believe that adoption of these standards will have a material effect on the Company.

RISK FACTORS AFFECTING THE COMPANY AND/OR ITS INDUSTRIES

The Company's business is subject to a number of risks, trends and uncertainties, some of which are related to the CD-ROM server, hard drive and RAID industries in general and others related more specifically to the Company. As a result of the risks and uncertainties described below as well as other risks presented elsewhere in this report, there can be no assurance that the Company will continue to be as successful as it was in the past few years or maintain its current market position. Some of these factors have affected the Company's operating results in the past, and all of these factors could affect its future operating results. The Company does not expect that the percentage increases in revenues, operating income and net income during the past few years represent a consistent reliable trend that can be expected to continue in the future. The industries in which the Company competes are very competitive, challenging and cyclical. Potential Fluctuations in Future Results of Operations

POTENTIAL FLUCTUATIONS IN RESULTS OF OPERATIONS

  The Company's results of operations have in the past varied significantly and are likely in the future to vary significantly as a result of a number of factors, including the mix of products sold, the volume and timing of orders received during the period, the timing of new product introductions by the Company and its competitors, product line maturation, the impact of price competition on the Company's average selling prices, the availability and pricing of components for the Company's products, changes in distribution channel mix and product returns or price protection charges from customers. Many of these factors are beyond the Company's control. Although the Company has experienced growth in sales in recent periods, there can be no assurance that the Company will experience growth in the future or be profitable on an operating basis in any future period. In addition, due to the short product life cycles that characterize the Company's markets, a significant percentage of the Company's sales each quarter may result from new products or product enhancements introduced in that quarter. Since the Company relies on new products and product enhancements for a significant percentage of sales, failure to continue to develop and introduce new products and product enhancements or failure of these products or product enhancements to achieve market acceptance could have a material adverse effect on the Company's business, financial condition and results of operations. The Company also has historically capitalized on short-term market opportunities for volume purchases of certain components at favorable prices. For example, in the quarter ended July 26, 1996, the Company capitalized on a one-time opportunity to sell a significant volume of high capacity disk drive upgrade products purchased at below market prices in the prior quarter, which resulted in a price advantage to the Company that enhanced the Company's sales and results of operations for that quarter. There can be no assurance that the Company will be able to capitalize on such opportunities in the future. In addition, the Company's fiscal second quarter sales have historically remained relatively flat due primarily to heavy reseller participation in trade shows that detract from reseller selling efforts, end user budget constraints that restrict end user purchases, and a higher than average number of holidays during that quarter.

  The volume and timing of orders received during a quarter are difficult to forecast. Customers generally order on an as-needed basis and, accordingly, the Company historically has operated with a relatively small backlog. Notwithstanding the difficulty in forecasting future sales and the relatively small level of backlog at any given time, the Company generally must plan production, order components and undertake its development, sales and marketing activities and other commitments months in advance. Accordingly, any shortfall in sales in a given quarter may disproportionately affect the Company's results of operations due to relatively fixed short-term expenses. Due to the foregoing factors, the Company believes that period-to-period comparisons of its results are not necessarily meaningful and should not be relied upon as indicators of future performance. Further, it is likely that in some future quarter or quarters the Company's net sales or results of operations will be below the expectations of public market analysts and investors. In such event, the price of the Common Stock could be materially adversely affected.

  Historically, the Company's gross margins have experienced significant volatility. The Company's gross margins vary significantly by product line, and, therefore, the Company's overall gross margin varies with the mix of products sold by the Company. The Company's markets are also characterized by intense competition and declining average unit selling prices over the course of the relatively short life cycles of individual products, which have often ranged from six to twelve months. In addition, the Company's gross margins may be adversely affected by availability and price increases associated with key products and components from the Company's suppliers, some of which have been in short supply, and inventory obsolescence resulting from older generation products or the unexpected discontinuance of third party components. Finally, the Company's gross margins may vary with the mix of its distribution channels and general economic conditions. Accordingly, the Company's margins may decline in the future from the levels experienced in recent quarters. See "Risk Factors -- Component Shortages; Reliance on Sole or Limited Source Suppliers" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SUBSTANTIAL COMPETITION

  The markets for the Company's products are intensely competitive. In each of its primary product lines, the Company competes with a large number of disk drive manufacturers, computer resellers, VARs and distributors. Some of the Company's vendors also sell competing products to distributors, which then sell these products to the Company's customers. Many of the Company's current and potential competitors have significantly greater market presence, name recognition and financial and technical resources than the Company, and many have longstanding positions and established brand names in their respective markets. In addition, certain of the Company's current and potential competitors possess competitive cost advantages due to a number of factors, including lower taxes and substantially lower costs of labor associated with international operations. Finally, manufacturers of disk drives such as Seagate Technology, Inc., IBM, Quantum Corporation and Western Digital Corporation, and manufacturers of CD-ROM drives, such as Toshiba America Information Systems, Inc. ("Toshiba"), NEC Corporation and Plextor Corporation, may in the future become more direct competitors of the Company to the extent that such manufacturers elect to expand into the disk drive upgrade market or the CD server and array market.

  The Company's primary competitors in the CD server and array market consist of (i) CD array manufacturers such as Microtest Inc., Meridian Data, Inc. and Micro Design, Inc., which also furnish CD-ROM management software with their CD array products, (ii) a number of hardware aggregators, computer resellers and VARs that sell CD server products directly to end users and (iii) various CD server and array manufacturers.

  The Company's primary competitors in the disk drive upgrade market are (i) computer manufacturers that also market and sell storage upgrades, such as IBM, Compaq Computer Corporation, ("Compaq") and Hewlett-Packard Company ("Hewlett-Packard"), (ii) companies that specialize in reselling replacement or increased capacity storage disk drives, such as Storage Dimensions Inc. or Ameriquest Technologies Inc. and (iii) various national distributors of third party upgrade drives such as Ingram Micro Inc., Merisel Inc. and Tech Data Corporation.

  The Company's primary competitors in the RAID product market are (i) computer manufacturers, such as IBM, Compaq and Hewlett-Packard, which generally focus on providing storage upgrades for their products and (ii) companies that sell storage solutions directly to end users, such as EMC Corporation and Storage Technology Corporation. These direct sales competitors historically have focused their efforts on sales of high capacity storage products in the mainframe and minicomputer environments. In addition, the Company competes with many smaller enterprises that provide and sell unique solutions to various computer users.

  The Company's success depends to a great extent on its ability to continue to develop products that incorporate new and rapidly evolving technologies to provide network users cost-effective data storage and information access solutions. However, to the extent that disk drive storage or information access products become more of a commodity, price competition among both computer manufacturers and suppliers of disk drives and CD-ROM drives may result in the availability of such storage and access at a low cost. These factors could create increased competition for the Company's products, which could cause the Company to experience reduced gross profit margins on its products and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that the principal competitive factors in the Company's markets are product reliability, price/value relationship, product features and performance, brand name recognition, trade periodical reviews, time to market with new features and products, industry relationships, ease of installation and use, the quality of distribution channels, product quality, technical support and customer service. See "Business -- Competition."

RAPID TECHNOLOGICAL CHANGE; SHORT PRODUCT LIFE CYCLES

  The market for the Company's products is characterized by frequent new product introductions and rapid product obsolescence. These factors typically result in short product life cycles, which have often ranged from six to twelve months. For example, the data transfer rate of CD-ROM products has increased rapidly, resulting in the introduction of four, eight, ten and twelve speed CD-ROMs. Similar technological advances have been made with regard to disk drive storage capabilities and other performance standards. Each new product cycle presents new opportunities for current or prospective competitors of the Company to gain market share. The Company must continually monitor industry trends in selecting new technologies and features to incorporate into its products. If the Company is unable to introduce new products successfully on a timely basis, the Company's sales could be adversely affected. Any such failure also could impair the Company's brand name and the Company's ability to command the attention and loyalty of computer resellers, VARs and distributors in future periods. Moreover, because short product life cycles are accompanied by long lead times for many components of the Company's products, the Company may be unable to reduce or increase production in response to unexpected demand.

  The Company's ability to introduce new products in a timely manner is heavily dependent on its ability to develop or purchase firmware and software drivers for its CD-ROM and disk drive products. While the Company endeavors to work with its component suppliers to plan for the timing of introduction of new components and to develop the associated firmware and software, unforeseen design issues or other factors that delay introduction of these products could adversely affect the Company's ability to ship new products. In addition, third party suppliers may not employ adequate testing and quality assurance procedures, resulting in the receipt by the Company of defective components. This could require the Company to find replacement components or wait for the resolution of the problem, either of which could delay the Company's ability to bring products to market and have a material adverse effect on the Company's business, financial condition and results of operations. The Company's business also will be adversely affected if new disk drives, CD-ROM drives or other components that it selects from among those offered by its various vendors do not perform favorably on a cost or performance basis compared to competing products. In addition, products and technologies developed by competitors may render the Company's products and technologies noncompetitive or obsolete. Finally, advances in network and on-line technology and development of new, higher-capacity storage media such as Digital Video Disc ("DVD") may result in a reduction or replacement of CD-ROM as a data storage and information access medium. If the Company is unable to adapt to these and other technological advances by developing new products, the Company's financial performance would be materially adversely affected. See "Business -- Research and Development."

  The Company has historically experienced steep declines in sales, prices and gross profit toward the end of the life cycles of most of its products, the precise timing of which is difficult to predict. Historically, as the Company has planned and implemented new products, it has experienced unexpected reductions in sales and gross profit of older generation products as customers have anticipated new products. These reductions have in the past given and could continue to give rise to charges for obsolete or excess inventory, returns of older generation products by computer resellers, VARs and distributors or substantial price protection charges. See " -- Customer Concentration; Distribution Strategy Risks; Inventory Protection." For example, in fiscal 1994, the Company incurred losses when it discontinued sales of CD-ROM multimedia kits to mass merchants and distributors. From time to time, the Company has experienced and may in the future experience inventory obsolescence resulting from the unexpected discontinuance of third party components, such as disk drives, included in the Company's products. To the extent the Company is unsuccessful in managing product transitions, it may have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEPENDENCE ON CD SERVERS AND ARRAYS

  Sales of CD servers and arrays, including individual CD-ROM drives, recordable CD-ROMs, modules and other related components ("CD servers and arrays"), accounted for approximately 32%, 49% and 44% of the Company's net sales for fiscal 1995, fiscal 1996 and fiscal 1997, respectively. The widespread use of CD-ROM as a data storage and information access medium is relatively recent, and there can be no assurance that another technology will not replace CD-ROM as a widely accepted data storage and information access medium, or that there will be widespread acceptance or continuing growth of CD servers and arrays in general, or of the Company's CD servers and arrays in particular. In addition, if on-line services (such as Westlaw and Lexis/Nexis) become more cost-effective and develop user friendly methods of accessing information, they may have an adverse impact on the use of CD-ROM as an information storage medium. Furthermore, the successful development and marketing of DVD would enable end users to store significantly more data than currently stored on a CD used with the Company's products. Accordingly, even if the Company were able to adapt its products to incorporate DVD technology, the number of servers and arrays required by end users may decline compared to current levels. Finally, even if the CD server and array market continues to grow, there can be no assurance that the Company will be able to maintain its market share or its gross margins in that market.

  The Company currently incorporates software with many of its CD servers and arrays, which allows a network to manage effectively direct access to information contained on CD-ROMs by network users. The Company ships CD servers and arrays both with CD-ROM network data access management software from third party vendors and with recently introduced, internally developed CD-ROM network data access management software. The Company's internally developed software is not presently available on all major hardware platforms, and of the Company's CD servers and arrays shipped to date that contain CD-ROM network data access management software, substantially all included third party software. In addition, the Company historically has focused its efforts on hardware development and does not have substantial experience in the development, testing and marketing of CD-ROM network data access management software. Given the high percentage of the Company's sales that are derived from CD servers and arrays, the failure to secure from a third party effective CD-ROM network data access management software, or the failure of the Company to continue the development and marketing of its internally developed software, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Products and Technology."

COMPONENT SHORTAGES; RELIANCE ON SOLE OR LIMITED SOURCE SUPPLIERS

  The Company depends on sole or limited source suppliers for certain key components used in its products, particularly disk and CD-ROM drives. In recent years, these components have been in short supply and frequently on allocation by manufacturers, and the Company's size may place it at a competitive disadvantage during such periods relative to larger competitors. Although the Company maintains ongoing efforts to obtain adequate supplies of components, there can be no assurances that the Company will obtain adequate supplies or obtain such supplies at cost levels that would not adversely affect the Company's gross margins. The Company has no guaranteed supply arrangements with any of its sole or limited source suppliers and customarily purchases sole or limited source components pursuant to purchase orders placed from time to time in the ordinary course of business. Moreover, the Company's suppliers may, from time to time, experience production shortfalls or interruptions that impair the supply of components to the Company. Component shortages are likely to continue, and there can be no assurance that such shortages will not adversely affect the Company's business, financial condition and results of operations. Conversely, in its attempt to counter actual or perceived component shortages, the Company may overpurchase certain components, resulting in excess inventory and reducing the Company's liquidity or, in the event of inventory obsolescence or a decline in the market value of such inventory, causing inventory write- offs that could materially adversely affect the Company's business, financial condition and results of operations. See " -- Rapid Technological Change; Short Product Life Cycles."

  The Company relies on a small number of suppliers to continue to develop, introduce and manufacture disk drives, CD-ROM drives and other components that incorporate new technologies and features that compete favorably in functionality and price with the offerings of other disk drive and CD-ROM manufacturers, including competitors of the Company. The Company's dependence on these sole or limited source suppliers, and the risks associated with any delay or shortfall in supply, are exacerbated by the short life cycles that characterize the Company's products. Any delay in the introduction by or availability of disk drives or CD-ROM drives from the Company's suppliers or the failure of such suppliers to provide functionality and performance on a cost effective basis could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, it is possible that the technology of the components the Company uses in manufacturing its products will be rendered undesirable or obsolete by the components of other suppliers. The Company would then be forced to establish relationships with new suppliers, which could delay or preclude the Company from bringing competitive products to market and have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company also relies on a network of independent subcontractors to supply certain custom components manufactured to the Company's specifications. This network consists of a number of small firms with limited financial resources. While the Company utilizes several firms to mitigate the risk of business interruption, it is possible that several vendors could simultaneously experience problems with production or financial stability, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Manufacturing."

CUSTOMER CONCENTRATION; DISTRIBUTION STRATEGY RISKS; INVENTORY PROTECTION

  The Company sells its products primarily to a domestic and international network of computer resellers, VARs and distributors, and the Company's success depends on the continued viability and financial stability of its customer base. During the last two fiscal years, the Company has increased its reliance on sales to large hardware aggregators, computer resellers and VARs (including large corporate consultants) while reducing its use of mass merchants. During fiscal 1996 and fiscal 1997, one customer accounted for approximately 9% and 12% of net sales, respectively, while three customers accounted for approximately 36% and 47% of the Company's total accounts receivable on July 26, 1996 and July 31, 1997, respectively. If the Company were to experience difficulty in continuing to sell to these customers, or collecting these accounts receivable, due to the failure of any of these customers or otherwise, it could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, a loss of either or both of these customers could materially and adversely affect the Company's net sales.

  The Company must continually develop and maintain relationships with its key computer resellers, VARs and distributors. Due to the rapid changes in the computer industry and the methods by which end users purchase computer products, there can be no assurance that the Company will be successful in developing and maintaining an effective distribution system. The computer distribution and computer retail industries historically have been characterized by rapid change, including periods of widespread financial difficulties and consolidation and the emergence of alternative distribution channels. The loss of, or reduction in sales to, the Company's key customers could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's computer resellers, VARs and distributors generally offer products of several different companies, including products competitive with the Company's products. Accordingly, there is a risk that these computer resellers, VARs and distributors may give higher priority to products of other suppliers and may reduce their efforts to sell the Company's products. Although since fiscal 1994 the Company has relied on computer resellers and VARs as its primary domestic sales channels, the Company entered into agreements with Tech Data Corporation and Ingram Micro, Inc., computer products distributors, to sell the Company's products nationally. An increased use of distributors to sell the Company's products, whether domestically or through increased international sales (which are generally made through distributors), could adversely affect the Company's gross margins as sales to distributors are typically made at slightly lower average prices, and often require additional post-sale marketing and support, than sales to computer resellers and VARs.

  The Company frequently grants limited rights to customers to return products purchased from the Company, in some cases in exchange for new purchases, and also provides price protection to its customers. The short product life cycles of the Company's products and the difficulty in predicting future sales increase the risk that new product introductions, price reductions by the Company or its competitors or other factors affecting the markets for the Company's products could result in significant product returns. In addition, new product introductions by the Company's suppliers or its competitors, or other market factors, may require the Company to reduce prices in a manner or at a time that gives rise to significant price protection charges. The Company estimates product returns and potential price protection charges based on historical experience and accrues reserves therefor. However, these accruals may prove to be insufficient, and unanticipated future returns and price protection charges could have a material adverse effect on the Company's business, financial condition and results of operations, particularly in light of the rapid product obsolescence that often occurs during product transitions. See " -- Rapid Technological Change; Short Product Life Cycles," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Sales and Marketing."

INTELLECTUAL PROPERTY RIGHTS

  The Company relies primarily on a combination of copyright and trade secret protections and confidentiality agreements to establish and protect its intellectual property rights. The Company has no patent protection for its current product lines. There can be no assurance that the Company's measures to protect its intellectual property rights will deter or prevent unauthorized use of the Company's technology. In addition, the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as the laws of the United States. The Company's inability to protect its proprietary rights in the United States or internationally may have a material adverse effect on the Company's business, financial condition and results of operations.

  Claims by third parties that the Company's current or future products, procedures or processes infringe upon their intellectual property rights may have a material adverse effect on the Company. The Company does not normally perform any formal surveys or studies relating to whether its products or processes infringe upon the intellectual property rights of others, and it would be difficult to establish whether a given product or process infringes upon the intellectual property rights of others. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. Any future litigation, regardless of outcome, may result in substantial expense to the Company and significant diversion of the efforts of the Company's management and technical personnel. An adverse determination in any such litigation may subject the Company to significant liabilities to third parties, require disputed rights to be licensed from such parties, if licenses to such rights could be obtained, or require the Company to cease using such technology. There can be no assurance that if such licenses were obtainable, they would be obtainable at costs reasonable to the Company. If forced to cease using such technology, there can be no assurance that the Company would be able to develop or obtain alternate technology. Accordingly, an adverse determination in a judicial or administrative proceeding, changes in patent or copyright laws or failure of the Company to obtain necessary licenses may prevent the Company from manufacturing, using or selling certain of its products or processes, which may have a material adverse effect on the Company's financial condition and results of operations. In May 1995, Compaq made certain infringement and other claims against the Company and obtained an injunction prohibiting the Company's use of a small string of software code contained in certain of the Company's disk drive products. Although the Company has rewritten the infringing code and settled the lawsuit, the lawsuit required substantial management time, significant expenditures for legal fees and costs and a one-time settlement payment and ongoing royalty payments to Compaq for these products. See "Business -- Intellectual Property."

MANAGEMENT OF CHANGE

  In recent years, the Company has expanded the overall size of its business and scope of its operations, including research and development, marketing, technical support and sales and distribution. The Company increased its number of employees from 126 at the beginning of fiscal 1996 to 246 at the end of fiscal 1997, and has also recently increased the breadth of its CD server and array product line, enlarged the scope of its international operations and increased its marketing and product development expenditures. The expansion of the Company's business and product lines has required significant investments in infrastructure and systems. Managing this change has presented numerous challenges, including hiring and retaining key employees, integrating or changing management information systems and coordinating suppliers. In addition, the Company has recently opened a sales and support office in New York, and currently intends to open and staff additional field sales and support offices. The Company's future success will depend in large measure on its ability to implement sufficient operating, manufacturing and financial procedures and controls successfully, to improve coordination among different operating functions, to strengthen management information and telecommunications systems and to continue to hire qualified personnel in all areas, and to integrate the operations and personnel of any potential acquisitions successfully. There can be no assurance that the Company will manage these activities and implement these additional systems and controls successfully, and any failure to do so could have a material adverse effect upon the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RISKS OF INTERNATIONAL SALES AND OPERATIONS

  The Company's international sales accounted for approximately 14%, 11% and 7% of the Company's net sales for fiscal 1995, fiscal 1996 and fiscal 1997, respectively. During fiscal 1996, the Company added independent sales representatives in Canada, France and Germany, and it plans to add additional foreign sales representatives in the future. The Company's international sales and operations are subject to a number of risks generally associated with international operations, including export regulations, government imposed restrictions on the purchase of technological equipment, import and export duties and restrictions, the logistical difficulties of managing multinational operations, potentially adverse tax consequences and lower gross margins associated with the increased proportion of international sales made to distributors. While all of the Company's sales are denominated in U.S. dollars, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to end users in a particular country, leading to a reduction of sales in that country. The Company may also experience competition specific to a given local market. In addition, the Company's business may be adversely affected by seasonal sales declines in Europe, which
typically occur during the summer months.   Because the Company has operations
in different countries, the Company's management must address the difficulty of merging geographically disparate operations as well as differences in regulatory environments, cultures and time zones. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Sales and Marketing."

WARRANTY EXPOSURE

  The Company's primary warranty efforts consist of accepting defective products from customers and either repairing them or returning the defective component to the original manufacturer for repair or replacement during the applicable warranty period. The Company generally protects itself by extending to its customers a warranty that corresponds to the warranty provided to the Company by its suppliers. However, if a supplier were to fail to meet its warranty obligations, the Company would be forced to assume responsibility for warranties on all components manufactured by that supplier. Such an event could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Sales and Marketing."

DEPENDENCE ON KEY PERSONNEL

  The Company's success depends to a significant extent upon the continued service of its executive officers and other key management and technical personnel. In particular, the Company relies on the services of its four founders, Messrs. Razmjoo, Alaghband, Aydin and Shahrestany (the "Founders"). The loss of any of these individuals or other management or technical personnel may have a material adverse effect on the Company's operations, including the ability to establish and strengthen strategic relationships, its ability to open new offices successfully, its ability to adapt its products to changes in technology and its ability to attract and retain technical personnel and other employees, the competition for which is intense. The Company maintains employment agreements with each of the Founders, but does not maintain key-person life insurance policies on the lives of these individuals. See "Business -- Employees" and "Management."

FUTURE CAPITAL REQUIREMENTS

  The Company's business plan will require significant amounts of working capital. While the Company has funded its growth historically through working capital loans and internally generated funds, there can be no assurance that the proceeds of the

Company's December 1996 public offering, together with available cash, bank lines of credit and cash from operations, will be sufficient to satisfy the Company's anticipated cash requirements. If additional funds are required, the Company's operations may need to be significantly curtailed or the Company could be forced to obtain financing on terms that cause the Company's business, financial condition and results of operations to be adversely affected.

  The Company may expand its product lines through the acquisition of complementary businesses, products and technologies. Acquisitions involve numerous risks, including difficulties in the assimilation of operations and products, the ability to manage geographically remote units, the diversion of management's attention from other business concerns, the risks of entering markets in which the Company has little or no experience or expertise and the potential loss of key employees of any acquired companies. In addition, acquisitions may involve the expenditure of significant funds. The Company's management has no prior experience in managing acquisitions. There can be no assurance that any acquisition would result in long-term benefits to the Company or that management would be able to manage effectively the acquired business. See "Use of Proceeds," "Capitalization" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

 Report of Independent Public Accountants  . . . . . . . . . . . . .       F-2
 Consolidated Financial Statements:
 Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . .       F-3
 Consolidated Statements of Operations . . . . . . . . . . . . . . .       F-4
 Consolidated Statements of Shareholders' Equity . . . . . . . . . .       F-5
 Consolidated Statements of Cash Flows . . . . . . . . . . . . . . .       F-6
 Notes to Consolidated Financial Statements  . . . . . . . . . . . .       F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors
Procom Technology, Inc.:

We have audited the accompanying consolidated balance sheets of Procom Technology, Inc. (a California corporation) and subsidiary (the "Company") as of July 26, 1996 and July 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years ended July 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Procom Technology, Inc. and subsidiary as of July 26, 1996 and July 31, 1997, and the results of their operations and their cash flows for each of the three years ended July 31, 1997 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to the consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                                                             ARTHUR ANDERSEN LLP

Orange County, California
September 16, 1997

                     PROCOM TECHNOLOGY, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                        JULY 26,             JULY 31,
                                                                          1996                 1997
                                                                       -----------         -----------
Current assets:
  Cash .......................................................         $   793,000         $   227,000
  Short-term marketable securities, held to maturity .........                --            18,550,000
  Accounts receivable, less allowance for doubtful accounts
     and sales returns of  $373,000 and $992,000, respectively           9,234,000          12,545,000
  Inventories, net ...........................................           9,760,000           9,063,000
  Deferred income taxes ......................................             605,000           1,405,000
  Prepaid expenses ...........................................             204,000             588,000
  Other current assets .......................................              12,000              49,000
                                                                       -----------         -----------
          Total current assets ...............................          20,608,000          42,427,000
Property and equipment, net ..................................             476,000             816,000
Other assets .................................................              28,000              31,000
                                                                       -----------         -----------
          Total assets .......................................         $21,112,000         $43,274,000
                                                                       ===========         ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Line of credit .............................................         $ 4,185,000         $      --
  Accounts payable ...........................................           8,254,000          10,518,000
  Accrued expenses and other current liabilities .............             471,000             764,000
  Accrued compensation .......................................           2,596,000           1,462,000
  Capital lease obligations ..................................              34,000              29,000
  Income taxes payable .......................................             436,000             434,000
                                                                       -----------         -----------
          Total current liabilities ..........................          15,976,000          13,207,000
Capital lease obligations, less current portion ..............                --                  --
                                                                       -----------         -----------
          Total liabilities ..................................          15,976,000          13,207,000
                                                                       -----------         -----------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value; 10,000,000 shares
     authorized, no shares issued and outstanding ............                --                  --
  Common stock, $.01 par  value; 65,000,000 shares
     authorized, 9,000,000 and 11,024,562 shares issued and
     outstanding at July 26, 1996 and July 31, 1997,
     respectively ............................................               3,000             110,000
  Additional paid in capital .................................                --            16,467,000
  Retained earnings ..........................................           5,133,000          13,490,000
                                                                       -----------         -----------
          Total shareholders' equity .........................           5,136,000          30,067,000
                                                                       -----------         -----------
Total liabilities and shareholders' equity ...................         $21,112,000         $43,274,000
                                                                       ===========         ===========

   The accompanying notes are an integral part of these consolidated balance sheets.

                     PROCOM TECHNOLOGY, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          YEARS ENDED
                                   --------------------------------------------------------
                                      JULY 28,              JULY 26,              JULY 31,
                                       1995                  1996                  1997
                                   ------------          ------------          ------------
Net sales ................         $ 44,660,000          $ 73,456,000          $109,332,000
Cost of sales ............           32,858,000            51,489,000            72,684,000
                                   ------------          ------------          ------------
     Gross profit ........           11,802,000            21,967,000            36,648,000
Selling, general and
  administrative expenses             9,362,000            15,401,000            19,155,000
Research and development
  expenses ...............            1,108,000             1,635,000             3,922,000
                                   ------------          ------------          ------------
     Operating income ....            1,332,000             4,931,000            13,571,000
Interest income ..........                 --                    --                 459,000
Interest (expense) .......             (195,000)             (282,000)             (131,000)
                                   ------------          ------------          ------------
     Income before income
       taxes .............            1,137,000             4,649,000            13,899,000
Provision for income
  taxes ..................              414,000             1,800,000             5,452,000
                                   ------------          ------------          ------------
     Net income ..........         $    723,000          $  2,849,000          $  8,447,000
                                   ============          ============          ============
Net income per share .....         $       0.08          $       0.31          $       0.81
                                   ============          ============          ============
Weighted average number of
  shares .................            9,172,000             9,172,000            10,374,000
                                   ============          ============          ============


  The accompanying notes are an integral part of these consolidated financial statements.

                     PROCOM TECHNOLOGY, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                      COMMON STOCK
                                              -----------------------------      PAID IN          RETAINED
                                                  SHARES          AMOUNT          CAPITAL          EARNINGS           TOTAL
                                              ------------     ------------     ------------     ------------      ------------
Balance at July 30, 1994 ................        9,000,000     $      3,000     $       --       $  1,561,000      $  1,564,000
  Net income ............................             --               --               --            723,000           723,000
                                              ------------     ------------     ------------     ------------      ------------
Balance at July 28, 1995 ................        9,000,000            3,000             --          2,284,000         2,287,000
  Net income ............................             --               --               --          2,849,000         2,849,000
                                              ------------     ------------     ------------     ------------      ------------
Balance at July 26, 1996 ................        9,000,000            3,000             --          5,133,000         5,136,000
  Change in par value to $.01 per share .             --             87,000            3,000          (90,000)             --
  Public offering proceeds ..............        2,000,000           20,000       16,166,000             --          16,186,000
  Compensatory stock options ............             --               --             35,000             --              35,000
  Exercise of employee stock options ....           24,562             --             62,000             --              62,000
  Tax benefit from exercise of stock
    options .............................             --               --            201,000             --             201,000
  Net income ............................             --               --               --          8,447,000         8,447,000
                                              ------------     ------------     ------------     ------------      ------------
Balance at July 31, 1997 ................       11,024,562     $    110,000     $ 16,467,000     $ 13,490,000      $ 30,067,000
                                              ============     ============     ============     ============      ============

  The accompanying notes are an integral part of these consolidated financial statements.

                     PROCOM TECHNOLOGY, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED
                                               ------------      ------------      ------------
                                                 JULY 28,           JULY 26,         JULY 31,
                                                   1995               1996             1997
                                               ------------      ------------      ------------
Cash flows from operating activities:
  Net income .............................     $    723,000      $  2,849,000      $  8,447,000
    Adjustments to reconcile net
      income to net cash provided
      by (used in) operating activities:

      Depreciation and
         amortization ....................          235,000           194,000           248,000
    Changes in assets and
      liabilities:
         Accounts receivable .............       (1,457,000)       (3,727,000)       (3,311,000)
         Inventories .....................       (2,048,000)       (5,464,000)          697,000
         Deferred income taxes ...........          (18,000)         (246,000)         (800,000)
         Prepaid expenses ................         (128,000)          (38,000)         (384,000)
         Income tax refund
           receivable ....................          274,000              --                --
         Other current assets ............          129,000             6,000           (37,000)
         Other assets ....................         (180,000)          186,000            (3,000)
         Accounts payable ................        1,616,000         2,724,000         2,264,000
         Accrued expenses and accrued ....        1,175,000         1,469,000          (841,000)
           compensation ..................
         Income taxes payable ............           70,000           366,000            (2,000)
                                               ------------      ------------      ------------
             Net cash provided by
               (used in) operating
               activities ................          391,000        (1,681,000)        6,278,000
                                               ------------      ------------      ------------
Cash flows from investing activities:
  Purchase of property and
    equipment ............................         (179,000)         (431,000)         (588,000)
                                               ------------      ------------      ------------
Cash flows from financing activities:
  Principal payments for capital
    lease obligations ....................          (16,000)           (8,000)           (5,000)
  Borrowings on line of credit ...........       43,771,000        64,825,000        38,500,000
  Payments made on line of credit ........      (43,966,000)      (62,124,000)      (42,685,000)
  Net proceeds from public offering
    of common stock ......................             --                --          16,186,000
  Stock options, exercises and related tax
    benefits .............................             --                --             298,000
                                               ------------      ------------      ------------
             Net cash provided by
               (used in) financing
               activities ................         (211,000)        2,693,000        12,294,000
                                               ------------      ------------      ------------
    Increase (decrease) in cash ..........            1,000           581,000        17,984,000
Cash at beginning of period ..............          211,000           212,000           793,000
                                               ------------      ------------      ------------
Cash at end of period ....................     $    212,000      $    793,000      $ 18,777,000
                                               ============      ============      ============
Supplemental disclosures of cash flow
  information:
  Cash paid during the year for:
    Interest .............................     $    170,000      $    248,000      $    165,000
    Income taxes .........................          360,000         1,472,000         5,947,000

  The accompanying notes are an integral part of these consolidated financial statements.

                     PROCOM TECHNOLOGY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization

  Procom Technology, Inc. (the "Company") was incorporated in California in 1987. The Company designs, manufactures and markets enterprise-wide data storage and information access solutions that are compatible with all major hardware platforms, network protocols and operating systems.

 Principles of Consolidation

  The consolidated financial statements include the accounts of Procom Technology, Inc. and its wholly-owned subsidiary, Procom Technology FSC, a foreign sales corporation. All significant intercompany transactions have been eliminated in consolidation.

 Fiscal Year

  For fiscal 1995 and 1996, the Company's fiscal year ended on the Friday of, or nearest to, July 31. Fiscal 1995 and 1996 each had 52 weeks. In May 1997, the Company modified its accounting periods so that the last day of its fiscal quarter and fiscal year would end on the last day of the calendar month. As a result, the 1997 fiscal year contains four additional days.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments with a maturity date of three months or less when purchased, which includes all of the Company's short-term marketable securities, to be cash equivalents.

 Accounts Receivable

  The allowance for doubtful accounts includes management's estimate of the amount expected to be lost on specific accounts and for losses on other as yet unidentified accounts included in accounts receivable. In estimating the potential losses on specific accounts, management relies on in-house prepared analyses and review of other available information. The allowance for sales returns includes management's estimates of the anticipated sales returns relating to each reporting period. In estimating the allowance for sales returns, management relies on historical experience. The amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the allowance for doubtful accounts and sales returns in the accompanying financial statements.

 Inventories

  Inventories are valued at the lower of cost (on a first-in, first-out (FIFO) basis) or market. Allowances for obsolete inventory are based on management's estimate of the amount considered obsolete based on specific reviews of inventory items. In estimating the allowance, management relies on its knowledge of the industry (including technological and design changes) as well as its current inventory levels. The amounts the Company will ultimately realize could differ materially in the near term from amounts estimated by management.

 Property and Equipment

  Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the respective estimated useful lives of the assets, which range from three to seven years. Leasehold improvements and assets under capital leases are amortized using the straight-line method over the lesser of the lease term or the estimated useful life of the assets.

  Expenditures for major renewals and betterments are capitalized, while minor replacements, maintenance and repairs that do not extend the assets' lives are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation are removed from the Company's accounts and any gain or loss is included in the statement of operations.

 Income Taxes

  Income taxes are accounted for under the liability method in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"). In accordance with SFAS 109, the Company reports certain expenses differently for financial and tax reporting purposes and, accordingly, provides for the related deferred income taxes.

 Revenue Recognition

  The Company generally records sales upon product shipment. The Company presently maintains agreements with many of its computer resellers. VARs and distributors that allow limited returns (including stock balancing) and price protection privileges. The Company has in the past experienced high return rates. During fiscal 1996 and 1997, customer returns and price protection charges represented approximately 12% and 14% of gross sales, respectively. The Company maintains reserves for anticipated returns (including stock balancing) and price protection privileges. These reserves are adjusted at each financial reporting date to state fairly the anticipated returns (including stock balancing) and price protection claims relating to each reporting period. Generally, the reserves will increase as sales and corresponding returns increase. In addition, under a product evaluation program established by the Company, computer resellers, VARs, distributors and end users generally are able to purchase products on a trial basis and return the products within a specified period if they are not satisfied. Evaluation units are not recorded as sales until the customer has paid for such units. The amounts the Company will ultimately realize could differ materially in the near term from amounts estimated by management.

 Research and Development Costs

  Costs and expenses that can be identified as research and development, including software development costs, are expensed as incurred.

 Concentration of Credit Risk

  Three customers accounted for approximately 36% and 47% of the Company's total accounts receivable on July 26, 1996 and July 31, 1997, respectively, and one customer accounted for approximately 9% and 12% of the Company's net sales for fiscal 1996 and 1997, respectively. The loss of any one of the Company's significant customers could have an adverse effect on the Company's business.

 Net income per share

  Net income per share has been computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the periods presented. Common stock equivalents consist of dilutive stock options. Pursuant to the requirements of the Securities and Exchange Commission, options granted under the Company's stock option plan (see Note 9) twelve months prior to the Company's initial public offering at prices below the expected initial public offering price have been included in the Company's net income per share calculation. Such shares are included as if they had been outstanding for all periods presented prior to the public offering (using the treasury stock method and utilizing an initial public offering price of $10 per share). For fiscal 1997, options are included in the Company's net income per share calculation using the treasury stock method and the actual trading price of the Company's stock. Weighted average number of shares are calculated as follows:

                                                    FISCAL YEAR
                                      ----------------------------------------
                                         1995           1996           1997
                                      ----------     ----------     ----------
    Weighted average shares issued
       and outstanding during
       during the period ........      9,000,000      9,000,000     10,205,000
    Dilution from stock options .        172,000        172,000        169,000
                                      ----------     ----------     ----------
                                       9,172,000      9,172,000     10,374,000
                                      ==========     ==========     ==========

Impact of Recent Accounting Pronouncements

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS 128") which is required to be adopted in the Company's fiscal quarter ended January 31, 1998. At that time, the Company will be required to change the method currently used to compute net income per share and to restate all prior periods. Under the new requirements for calculating basic net income per share, the dilutive effect of stock options will be excluded. If SFAS 128 had been effective for 1997 and 1996 it would have resulted in an increase in earnings per share of $.02 and $.01 respectively.

   In June 1997, the FASB issued SFAS Nos. 130 and 131 "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information." FASB Nos. 130 and 131 are effective for fiscal years beginning after December 15, 1997, with earlier adoption permitted. The Company does not believe that adoption of these standards will have a material effect on the Company.

2. INVENTORIES

   A summary of inventories is as follows:

                                          JULY 26,       JULY 31,
                                            1996           1997
                                         ----------     ----------
               Raw materials .......      6,960,000     $5,218,000
               Work-in-process .....        496,000        380,000
               Finished goods ......      2,304,000      3,465,000
                                         ----------     ----------
                                         $9,760,000     $9,063,000
                                         ==========     ==========

3. PROPERTY AND EQUIPMENT

   A summary of property and equipment is as follows:

                                         JULY 26,          JULY 31,
                                           1996             1997
                                       -----------      -----------
           Computer equipment ....     $   552,000      $   819,000
           Furniture and fixtures          466,000          567,000
           Office equipment ......         490,000          710,000
           Vehicles ..............          82,000           82,000
           Leasehold improvements           77,000           77,000
                                       -----------      -----------
                                         1,667,000        2,255,000
           Less accumulated
           depreciation ..........      (1,191,000)      (1,439,000)
                                       -----------      -----------
                     Total .......     $   476,000      $   816,000
                                       ===========      ===========

  Depreciation and amortization expense for fiscal 1995, 1996 and 1997 totaled $ 235,000, $194,000 and $248,000, respectively.

4. INCOME TAXES

  The components of the provision for income taxes are summarized as follows:

                                                       FISCAL YEAR
                                         ---------------------------------------------
                                            1995             1996             1997
                                         -----------      -----------      -----------
Current:
  Federal ..........................     $   379,000      $ 1,612,000      $ 5,006,000
  State ............................          53,000          434,000        1,246,000
                                         -----------      -----------      -----------
                                             432,000        2,046,000        6,252,000
                                         -----------      -----------      -----------
Deferred:
  Federal ..........................         (15,000)        (223,000)        (670,000)
  State ............................          (3,000)         (23,000)        (130,000)
                                         -----------      -----------      -----------
                                             (18,000)        (246,000)        (800,000)
                                         -----------      -----------      -----------
Provision for income taxes               $   414,000      $ 1,800,000      $ 5,452,000
                                         ===========      ===========      ===========


  Components of the Company's deferred income tax provision are presented below:

                                          FISCAL YEAR
                            ---------------------------------------
                               1995          1996           1997
                            ---------      ---------      ---------
State tax payments.....     $  (7,000)     $ 137,000      $ 241,000
Depreciation ..........        35,000         (3,000)       (40,000)

Inventory reserves ...............        18,000         36,000        14,000
Reserves for bad debts and returns       (41,000)       102,000       313,000
Stock option exercises ...........          --             --         140,000
Other ............................        13,000        (26,000)      132,000
                                       ---------      ---------     ---------
Deferred income tax benefit ......     $  18,000      $ 246,000     $ 800,000
                                       =========      =========     =========

  The following table reconciles the federal statutory income tax rate to the effective tax rate of the provision for income taxes.

                                                            FISCAL YEAR
                                                   ---------------------------
                                                    1995        1996       1997
                                                   -----      -----      -----
   Federal statutory income tax rate ........       34.0%       34.0%     34.0%
   State income taxes, net of federal benefit        6.3         6.1       6.1
   Foreign sales benefit ....................       (3.4)       (1.1)     (0.3)
   Research and development tax credit ......       (2.0)       (0.6)     (1.8)
   Other ....................................        1.5         0.3       1.2
                                                   -----       -----     -----
     Effective tax rate .....................       36.4%       38.7%     39.2%
                                                   =====       =====     =====

   Deferred tax assets are summarized below:

                                           JULY 28,      JULY 26,       JULY 31,
                                            1995           1996           1997
                                         ----------     ----------     ----------
Deferred tax assets:
  State tax payments ...............     $   34,000     $  171,000     $  338,000
  Depreciation .....................         71,000         68,000         26,000
  Inventory reserves ...............         85,000        121,000        225,000
  Reserves for bad debts and returns         99,000        201,000        496,000
  Stock option exercises ...........           --             --          201,000
  Other ............................         70,000         44,000        119,000
                                         ----------     ----------     ----------
     Deferred income taxes .........     $  359,000     $  605,000     $1,405,000
                                         ==========     ==========     ==========

5. LINE OF CREDIT

  The Company has established a revolving line of credit with an institutional lender. The line is based on a percentage of the Company's eligible accounts receivable and inventory, up to a maximum of $10,000,000 in working capital loans.

  The line of credit accrues certain commitment fees, unused facility fees, and interest on outstanding amounts at the lender's prime rate (8.5% at July 31, 1997) plus 1.5%. The initial term of the line of credit expires on November 29, 1997, but automatically renews for successive one year periods unless terminated by either party within a specified period in advance of the automatic renewal date. The institutional lender also makes available to the Company various flooring commitments pursuant to which the Company may finance the purchase of up to $15.0 million in inventory (less any amounts outstanding in working capital loans) from certain of the Company's vendors who have credit arrangements with the institutional lender. The combined line of credit may not exceed $20.0 million and contains restrictive covenants that, among other provisions, require compliance with certain financial covenants, including the maintenance of working capital of at least $20,000,000. The combined line of credit is collateralized by all the assets of the Company. At July 26, 1996 and July 31, 1997, the Company owed $4,185,000 and $0 under the line of credit and $4,464,000 and $3,840,000, which is included in accounts payable, under the flooring agreements, respectively (see Note 6).

6. COMMITMENTS AND CONTINGENCIES

 Lease Commitments

  The Company leases a facility under a noncancellable operating lease that expires in fiscal 1998. The facility lease contains an option to extend the lease under the same terms for four months.

  Future minimum lease payments at July 31, 1997, under this lease were as follows:

                                                                     CAPITAL      OPERATING
                                                                      LEASE        LEASES
                                                                     ------       --------
     Fiscal year ending:
     1998.........................................................   $   --       $471,000
                                                                     ------       --------
     Total minimum lease payments ................................       --       $471,000
                                                                                  ========
     Less, amounts representing interest .........................       --
                                                                     ------
     Present value of future minimum capital lease obligations ...   $   --
                                                                     ======

  Rent expense was $425,000, $398,000 and $447,000 for fiscal 1995, 1996 and
1997, respectively.

 Flooring Agreements

  As is customary in the computer reseller industry, the Company is contingently liable at July 31, 1997 under the terms of repurchase agreements with several financial institutions providing inventory financing for dealers of the Company's products. The contingent liability under these agreements approximates the amount financed, reduced by the resale value of any products that may be repurchased, and the risk of loss is spread over several dealers and financial institutions. Losses under these agreements have been immaterial in the past.

 Litigation

  The Company has been threatened with a claim by a private company based in Newport Beach, California, regarding a purported breach of an alleged oral contract between the Company and that party. The party has asserted that it is entitled to receive up to 280,000 shares of the Company's common stock as payment for financial advisory services purportedly rendered to the Company by that party. The Company unequivocally denies the existence of any oral contract with that party and believes any oral contract claim of that party is entirely without merit. The Company intends to defend itself vigorously should that party eventually file a lawsuit with respect to the oral contract claim and to assert any and all rights the Company has related to such claim. The Company does not believe the claim, or any lawsuit filed in connection therewith, will have a material adverse effect on the Company's business, results of operations or financial condition.

  The Company is involved in routine litigation arising in the ordinary course of its business. While the outcome of litigation cannot be predicted with certainty, the Company believes that none of the pending litigation will have a material adverse effect on the Company's financial position or results of operations.

 Employment Agreements

  The Company has employment agreements with the Company's President and three Executive Vice Presidents. Each agreement is for a three year term with an automatic renewal provision which provides that the agreement will perpetually maintain a three-year term unless terminated. Each agreement contains severance provisions that require the payment of 35 months of base salary in the event of the termination of the covered executives. Should all four executives be terminated, the aggregate commitment arising under the severance provisions would be approximately $2.6 million and, in addition, the Company would be obligated to pay a pro rata bonus for the year of termination and the continuation for up to two years of all life insurance and medical benefits.

7. RELATED PARTY TRANSACTIONS

  The Company made product sales totaling $398,000 to an entity owned by a relative of one of the Company's stockholders during fiscal 1995. At July 29, 1994, the Company had accounts receivable from this related party of $323,000. As a result of an Executive Order issued by the President of the United States in May 1995 related to transactions with Iranian companies, the Company determined that amounts owed by this entity might not be collectible in the near future and, accordingly, during fiscal 1995, wrote off the outstanding balances owed the Company by this entity of approximately $251,000. There were no transactions with this entity in fiscal 1996 and 1997.

  At July 28, 1995, the Company had a net receivable of $181,000, from an entity 90 percent of which is owned by the Company's four shareholders. During fiscal 1996, the Company made cash advances of approximately $93,000 to the entity. In addition, during fiscal 1996, the Company sold products valued at approximately $2,000 to the entity, and incurred other expenses of approximately $25,000 on behalf of the entity. At July 26, 1996, the Company had a net receivable of $301,000 from the entity, and due to the financial position of the entity, the Company determined that the receivable was uncollectible and wrote off the entire amount. During fiscal 1997, the Company collected $18,000 of the amount previously written off.

8. RETIREMENT PLAN

  The Company has a defined contribution plan covering substantially all full-time employees with more than one year of service.

Each participant can elect to contribute up to 15% of his or her annual compensation. While employer contributions to the plan are discretionary, during fiscal 1995, 1996 and 1997, the Company elected to make matching contributions equivalent to between 38% and 50% of the first 4% of the employee's contribution. Total expense for fiscal 1995, 1996 and 1997 was $21,000, $47,000 and $72,000, respectively.

9. COMMON STOCK AND STOCK OPTION PLAN

  In September 1995, the shareholders of the Company approved a stock split, whereby each shareholder was issued 10,000 shares of common stock for each share held. The Company filed amended and restated articles of incorporation in November, 1996, which, among other things, effected an additional stock split pursuant to which each shareholder was issued three shares of common stock for each common share held. The amended and restated articles of incorporation also effected a change in common stock from no par value to par value of $.01 per share. In fiscal 1997, $89,700 was transferred from retained earnings to common stock and paid-in-capital to reflect the change in par value. All share and per share amounts have been restated to give retroactive effect to this stock split as well as the September 1995 stock split.

  During fiscal 1996, the Company instituted the 1995 Stock Option Plan (the "1995 Plan") for its key employees and reserved 540,000 shares for grant under the 1995 Plan. Pursuant to the terms of the 1995 Plan, options to purchase the Company's common stock may be granted with exercise prices equal to the fair market value of the stock on the date of grant. Options granted vest over a period of four years.

  The following table sets forth options authorized, granted and outstanding under the 1995 Plan:

                                           AUTHORIZED   OUTSTANDING       AVERAGE
                                            FOR GRANT     OPTIONS          PRICE
                                            --------      --------      -----------
        Balances, July 26, 1995 .......         --            --               --
          Institution of the 1995 Plan       540,000          --               --
          Options granted .............     (235,050)      235,050      $2.50-$4.50
          Options cancelled ...........        7,350        (7,350)     $      2.50
                                            --------      --------      -----------
        Balances, July 31, 1996 .......      312,300       227,700      $2.50-$4.50

          Options granted .............      (87,750)       87,750      $5.17-$9.38
          Options cancelled ...........       43,875       (43,875)     $2.50-$8.33
          Options exercised ...........         --         (24,562)     $2.50-$3.00
                                            --------      --------      -----------
        Balances, July 31, 1997 .......      268,425       247,013      $2.50-$9.38
                                            ========      ========      ===========

  During the year ended July 31, 1997, the Company amended option agreements for two employees to allow for accelerated vesting of their options, resulting in approximately $67,000 in compensation expense, $35,000 of which was charged in fiscal 1997. During the year ended July 31, 1997 the Company realized a tax benefit of $201,000 from the gains resulting from exercises by employees of non-qualified stock options. The tax benefit is recorded as an increase in paid-in-capital.

  In October 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 provides an alternative to APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") and requires additional disclosures. The Company has elected to follow APB 25 in accounting for stock options granted (including shares issued under the Stock Purchase Plans, collectively called "stock options"). Under APB 25 the Company generally recognized no compensation expense with respect to such options.

  Pro forma information regarding net income and earnings per share is required by SFAS 123 for stock options granted after June 30, 1996 as if the Company had accounted for its stock options under the fair value method of SFAS 123. The fair value of the Company's stock options was estimated using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions, including the expected stock volatility. Because the Company's stock options granted to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options granted to employees. The fair value of the Company's stock options granted to employees was estimated assuming no expected dividends and the following weighted average assumptions:

                                                     STOCK OPTION
                                                     PLAN SHARES
                                                 -------------------
                                                 1996           1997
                                                 ----           ----
             Expected life (in years)            4.0            4.0
                                                 ----           ----
             Risk-free interest rate             6.0 %          6.0 %
             Volatility .............             .67            .91

  The weighted average exercise price and weighted average fair value of stock options granted in 1997 under the Company's Stock Option Plans was $9.17 and $6.13 per share, respectively.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma information follows:

                                            1996                  1997
                                         -----------          -----------
   Pro forma net income .......          $ 2,813,000          $ 8,325,000
   Pro forma primary net income
      per share ...............          $       .31          $       .81

  The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures of future years.


10. GEOGRAPHIC

  Export sales as a percentage of net sales amounted to 14%, 11% and 7% for fiscal years 1995, 1996 and 1997, respectively. A summary of the Company's net sales and gross profit by geographic area is as follows (in thousands):

                                                YEAR ENDED
                                --------------------------------------------
                                JULY 28,          JULY 26,           JULY 31,
                                  1995              1996              1997
                                --------          --------          --------
   Net sales
        United States           $ 38,478          $ 65,072          $101,147
        Foreign ......             6,182             8,384             8,185
                                --------          --------          --------
             Total ...          $ 44,660          $ 73,456          $109,332
                                ========          ========          ========
   Gross profit
        United States           $ 10,812          $ 20,004          $ 34,409
        Foreign ......               990             1,963             2,239
                                --------          --------          --------
             Total ...          $ 11,802          $ 21,967          $ 36,648
                                ========          ========          ========

The Company has no material identifiable assets used in connection with the Company's foreign operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                      PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 31, 1997.

ITEM 11. EXECUTIVE COMPENSATION

     There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Stock Performance Graph," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders under the caption "Security Ownership of Beneficial Owners," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 31, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 31, 1997.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) DOCUMENTS FILED AS A PART OF THIS REPORT:

         (1) INDEX TO FINANCIAL STATEMENTS
             The financial statements included in Part II, Item 8 of this document are filed as part of this Report.

         (2) FINANCIAL STATEMENT SCHEDULES
             The financial statement schedule included in Part II, Item 8 of this document is filed as part of this Report.

     All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

     Separate financial statements of the Company have been omitted as the Company is primarily an operating company and its subsidiaries are wholly owned and do not have minority equity interests and/or indebtedness to any person other than the Company in amounts which together exceed 5% of the total consolidated assets as shown by the most recent year-end consolidated balance sheet.

     During the fourth quarter of fiscal 1997, the Company filed a Report on Form 8-K reporting, under Item 5, a change in its fiscal year end from the last Friday in July to July 31. The date of such Report was June 2, 1997. There were no financial statements filed with the Report.

(3) EXHIBITS
                                                               INDEX TO EXHIBITS

                                                                                                      SEQUENTIALLY
  EXHIBIT                                                                                                NUMBER
   NUMBER                              DESCRIPTION                                                         PAGE
 --------                              -----------                                                      ----------
  3.1+       Amended and Restated Articles of Incorporation of the Company . . . . . . . . . . . . . . . . .
  3.2+       Amended and Restated Bylaws of the Company  . . . . . . . . . . . . . . . . . . . . . . . . . .
 10.1+       Form of Indemnity Agreement between the Company and each of its executive officers and directors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 10.2+       Form of Amended and Restated Procom Technology, Inc. 1995 Stock Option
             Plan  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 10.3+       Amended and Restated Executive Employment Agreement, dated as of October
             28, 1996, between the Company and Alex Razmjoo  . . . . . . . . . . . . . . . . . . . . . . . .
 10.4+       Amended and Restated Executive Employment Agreement, dated as of October
             28, 1996, between the Company and Frank Alaghband . . . . . . . . . . . . . . . . . . . . . . .
 10.5+       Amended and Restated Executive Employment Agreement, dated as of October
             28, 1996, between the Company and Alex Aydin  . . . . . . . . . . . . . . . . . . . . . . . . .
 10.6+       Amended and Restated Executive Employment Agreement, dated as of October
             28, 1996, between the Company and Nick Shahrestany  . . . . . . . . . . . . . . . . . . . . . .
 10.7+       Form of Registration Rights Agreement . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 10.8+       Lease, dated February 10, 1992, between 2181 Dupont Associates and the
             Company, as amended . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 10.9.1+     Loan and Security Agreement, dated November 18, 1994, by and between the
             Company and FINOVA Capital Corporation, as amended  . . . . . . . . . . . . . . . . . . . . . .
 10.9.2      Amendment to FINVOVA Loan and Security Agreement dated July 30, 1997
 16.1+       Letter re Change in Certifying Accountant . . . . . . . . . . . . . . . . . . . . . . . . . . .
 21.1+       List of Subsidiaries  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 23.1        Consent of Arthur Andersen LLP  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 27.1        Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

__________

+  Previously filed

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, County of Orange, State of California, on the 29th day of October, 1997.

                                          PROCOM TECHNOLOGY, INC.


                                          By: /s/   Alex Razmjoo
                                             ---------------------------------
                                              Alex Razmjoo
                                              Chairman, President and
                                              Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

                SIGNATURE                                TITLE                                   DATE
                ---------                                -----                                   ----
    /s/       Alex Razmjoo                Chairman of the Board, President and             October 29, 1997
 ---------------------------------------  Chief Executive Officer (Principal
              Alex Razmjoo                Executive Officer)


    /s/        Alex Aydin                 Executive Vice President, Finance and            October 29, 1997
 ---------------------------------------  Administration (Principal Financial
               Alex Aydin                 Officer)


    /s/      Frederick Judd               Vice President, Finance and General              October 29, 1997
 ---------------------------------------  Counsel (Principal Accounting Officer)
             Frederick Judd

    /s/     Frank Alaghband               Director                                         October 29, 1997
 ---------------------------------------
            Frank Alaghband

    /s/     Nick Shahrestany              Director                                         October 29, 1997
 ---------------------------------------
            Nick Shahrestany

                                          Director                                         October ____, 1997
 ---------------------------------------
              Dom Genovese

                                          Director                                         October ____, 1997
 ---------------------------------------
              David Blake

                                  SCHEDULE II

                    PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

              COL. A                    COL. B                    COL. C                  COL. D              COL. E
-------------------------------        ---------          ----------------------         ---------           ---------
                                                                ADDITIONS
                                                          ----------------------
                                      BALANCE AT         CHARGED TO    CHARGED TO                             BALANCE
                                      BEGINNING OF       COSTS AND       OTHER                                AT END
           DESCRIPTION                  PERIOD           EXPENSES       ACCOUNTS        DEDUCTIONS           OF PERIOD
-------------------------------        ---------          ----------------------         ---------           ---------
Year ended July 28, 1995:
  Allowance for sales returns          $ 125,000          $    --            --          $ (52,000)          $  73,000
  Allowance for doubtful ....            135,000            322,000          --           (351,000)            106,000
     accounts ...............
  Allowance for excess and
     obsolete inventory .....             80,000            467,000          --           (477,000)             70,000

Year ended July 26, 1996:
  Allowance for sales returns          $  73,000          $ 130,000          --          $    --             $ 203,000
  Allowance for doubtful ....            106,000            473,000          --           (409,000)            170,000
     accounts ...............
  Allowance for excess and
     obsolete inventory .....             70,000            284,000          --           (199,000)            155,000

Year ended July 31, 1997:
  Allowance for sales returns          $ 203,000          $ 469,000          --          $    --             $ 672,000
  Allowance for doubtful ....            170,000            277,000          --           (127,000)            320,000
     accounts ...............
  Allowance for excess and
     obsolete inventory .....            155,000            341,000          --           (306,000)            190,000