Form 10-Q
period 1997-10-31
PROCOM TECHNOLOGY INC
filed 1997-12-12
CIK 1025711

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended OCTOBER 31, 1997

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


            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding in 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

            The number of shares of Common Stock, $.01 par value, outstanding on November 30, 1997, was 11,066,048.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                     PROCOM TECHNOLOGY, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS


                                                                           OCTOBER 31,        JULY 31,
                                                                              1997             1997
                                                                           -----------     -----------
                                                                           (UNAUDITED)      (AUDITED)
Current assets:
  Cash ...............................................................     $   518,000     $   227,000
  Marketable securities ..............................................      19,404,000      18,550,000
  Accounts receivable, less allowance
    for doubtful accounts and sales
    returns of $1,300,000 and
    $992,000, respectively ...........................................      14,956,000      12,545,000
  Inventories, net ...................................................      10,628,000       9,063,000
  Deferred income taxes ..............................................       1,405,000       1,405,000
  Prepaid expenses ...................................................         491,000         588,000
  Other current assets ...............................................          16,000          49,000
                                                                           -----------     -----------
          Total current assets .......................................      47,418,000      42,427,000
Property and equipment, net ..........................................         937,000         816,000
Other assets .........................................................          33,000          31,000
                                                                           -----------     -----------
          Total assets ...............................................     $48,388,000     $43,274,000
                                                                           ===========     ===========



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...................................................     $12,400,000     $10,518,000
  Accrued expenses and other current liabilities .....................         877,000         764,000
  Accrued compensation ...............................................       1,222,000       1,462,000
  Capital lease obligations ..........................................          29,000          29,000
  Income taxes payable ...............................................       1,216,000         434,000
                                                                           -----------     -----------
          Total current liabilities ..................................      15,744,000      13,207,000
                                                                           -----------     -----------
          Total liabilities ..........................................      15,744,000      13,207,000
                                                                           -----------     -----------

Commitments and contingencies
Shareholders' equity:
  Preferred stock, $.01 par value;
    10,000,000 shares authorized, no
    shares issued and outstanding ....................................              --              --
  Common stock, $.01 par value;
    65,000,000 shares authorized,
    11,066,048 and 11,024,562 shares
    issued and outstanding,
    respectively .....................................................         111,000         110,000
  Additional paid in capital .........................................      16,570,000      16,467,000
  Retained earnings ..................................................      15,963,000      13,490,000
                                                                           -----------     -----------
          Total shareholders' equity .................................      32,644,000      30,067,000
                                                                           -----------     -----------
        Total liabilities and shareholders' equity ...................     $48,388,000     $43,274,000
                                                                           ===========     ===========


    The accompanying notes are an integral part of these consolidated balance sheets.

                     PROCOM TECHNOLOGY, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS



                                                     THREE MONTHS ENDED
                                              ---------------------------------
                                               OCTOBER 31,         OCTOBER 25,
                                                  1997                 1996
                                              ------------         ------------
                                               (UNAUDITED)          (UNAUDITED)
Net sales ...........................         $ 31,291,000         $ 24,915,000
Cost of sales .......................           20,607,000           16,490,000
                                              ------------         ------------
     Gross profit ...................           10,684,000            8,425,000

Selling, general and
  administrative
  expenses ..........................            5,663,000            4,367,000
Research and development
  expenses ..........................            1,280,000              688,000
                                              ------------         ------------
     Operating income ...............            3,741,000            3,370,000

Other (income) expense
 Interest income ....................              287,000                   --
 Interest (expense) .................                   --              (60,000)
                                              ------------         ------------

Income before income taxes ..........            4,028,000            3,310,000
Provision for income taxes ..........            1,555,000            1,295,000
                                              ------------         ------------
     Net income .....................         $  2,473,000         $  2,015,000
                                              ============         ============
Net income per share ................         $       0.22         $       0.22
                                              ============         ============
Weighted average number of
  shares ............................           11,210,000            9,172,000
                                              ============         ============



   The accompanying notes are an integral part of these consolidated financial statements.

                     PROCOM TECHNOLOGY, INC. AND SUBSIDIARY

            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY


                                  COMMON STOCK
                            -----------------------     PAID IN      RETAINED
                              SHARES         AMOUNT     CAPITAL      EARNINGS        TOTAL
                            ----------      -------   ----------    ----------    ----------
Balance at July 29, 1994     9,000,000     $  3,000   $       --   $ 1,561,000   $ 1,564,000
  Net income ............           --           --                    723,000       723,000
                            ----------     --------   ----------   -----------   -----------
Balance at July 28, 1995     9,000,000        3,000           --     2,284,000     2,287,000
  Net income ............           --           --           --     2,849,000     2,849,000
                            ----------     --------   ----------   -----------   -----------
Balance at July 26, 1996     9,000,000        3,000           --     5,133,000     5,136,000
  Change in par value to                         --
    $.01 per share ......           --       87,000        3,000       (90,000)           --
  Public offering of ....    2,000,000       20,000   16,166,000            --    16,186,000
    2,000,000 shares
  Compensatory ..........           --           --       35,000            --        35,000
    stock options
  Exercise of employee
    stock options .......       24,562           --       62,000            --        62,000
  Tax benefit from exer-            --           --      201,000            --       201,000
    cise of stock options
  Net income ............           --           --           --     8,447,000     8,447,000
                            ----------     --------  -----------  ------------   -----------
Balance at July 31, 1997    11,024,562      110,000   16,467,000    13,490,000    30,067,000
  Exercise of employee
    stock options and
    related tax benefit .       41,486        1,000      103,000            --       104,000
  Net income ............           --           --           --     2,473,000     2,473,000
                            ----------     --------  -----------  ------------   -----------
Balance at October 31,
  1997 (unaudited) ......   11,066,048     $111,000  $16,570,000  $ 15,963,000   $32,644,000
                            ==========     ========  ===========  ============   ===========




   The accompanying notes are an integral part of these consolidated financial statements.

                     PROCOM TECHNOLOGY, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS



                                                         THREE MONTHS ENDED
                                                  -----------------------------
                                                   OCTOBER 31,       OCTOBER 25,
                                                      1997              1996
                                                  ------------     ------------
                                                  (UNAUDITED)       (UNAUDITED)
Cash flows from operating activities:
  Net income                                      $  2,473,000     $  2,015,000
    Adjustments to reconcile net
      income to net cash
      provided by
      operating activities:
    Depreciation and amortization                      104,000           64,000
    Changes in assets and
      liabilities:
         Accounts receivable                        (2,411,000)      (1,849,000)
         Inventories                                (1,565,000)      (2,799,000)
         Deferred income taxes                              --         (185,000)
         Prepaid expenses                               97,000          (35,000)
         Other current assets                           33,000           (2,000)
         Other assets                                   (2,000)          (1,000)
         Accounts payable                            1,882,000        3,329,000
         Accrued expenses                              113,000          121,000
         Accrued compensation                         (240,000)      (1,638,000)
         Income taxes payable                          782,000          913,000
                                                  ------------     ------------
             Net cash provided by
               operating activities                  1,266,000          (67,000)
                                                  ------------     ------------
Cash flows from investing activities:
  Purchase of property and equipment                  (225,000)        (141,000)
                                                  ------------     ------------
Cash flows from financing activities:
  Principal payments for capital
    lease obligations                                       --           (2,000)
  Exercise of stock options                            104,000               --
  Borrowings on line of credit                              --       22,575,000
  Payments made on line of credit                           --      (23,100,000)

             Net cash provided by
               (used in) financing
               activities                              104,000         (527,000)
                                                  ------------     ------------
    Increase (decrease) in cash                      1,145,000         (735,000)
Cash and marketable commercial paper
    at beginning of period                          18,777,000          793,000
                                                  ------------     ------------

Cash and marketable commercial paper
    at end of period                              $ 19,922,000     $     58,000
                                                  ============     ============

    Supplemental disclosures of cash
    flow information:
    Cash paid during the periods for:

    Interest                                      $         --     $    106,000
    Income taxes                                  $    775,000     $    500,000





   The accompanying notes are an integral part of these consolidated financial statements.

                     PROCOM TECHNOLOGY, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                      OCTOBER 31, 1997 AND OCTOBER 25, 1996



NOTE 1.  GENERAL

The accompanying financial information is unaudited, but in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position of Procom Technology, Inc. and its consolidated subsidiary (the "Company") as of the dates indicated and the results of operations for the periods then ended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While the Company believes that the disclosures are adequate to make the information presented not misleading, the financial information should be read in conjunction with the audited financial statements, and notes thereto for the three years ended July 31, 1997 included in the Company's Report on Form 10-K for fiscal 1997. Results for the interim period are not necessarily indicative of the results for the entire year.


NOTE 2.   EARNINGS PER SHARE.

Net income (loss) per share has been computed using the weighted average number of shares outstanding during the periods presented. Following the principles of APB 25, the Company has included the dilutive value of stock options outstanding in the calculation of weighted average shares outstanding. Fully diluted earnings per share are not presented because the difference between primary and fully diluted earnings per share is not material. Primary and fully diluted earnings per share amounts are based upon the weighted average number of shares and dilutive common stock equivalents for each period presented.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). This statement is effective for both interim and annual periods ending after December 15, 1997, and replaces the presentation of "primary" earnings per share with "basic" earnings per share and the presentation of "fully diluted" earnings per share with "diluted" earnings per share. Earlier application is not permitted. When adopted, all previously reported earnings per common share amounts must be restated based on the provisions of the new standard. Pro forma basic and diluted earnings per share calculated in accordance with SFAS No. 128 is provided below. "Diluted" earnings per share are not presented because the difference between "basic" and "diluted" earnings per share, as defined by SFAS No. 128, is not material.


                                                           THREE-MONTH PERIOD ENDED
                                                          -------------------------
                                                          OCT. 31,          OCT. 25,
                                                            1997              1996
                                                          -------           -------
Basic earnings per share ...................              $   .22           $   .22
                                                          =======           =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

OVERVIEW

     This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, but are not limited to, comments regarding the Company's revenue, revenue mix, product pricing, gross margins, increased promotional, advertising, research and development spending, and the expanded marketing efforts of the Company. Actual results could differ materially from those projected in the forward-looking statements as a result of important factors including, without limitation, competitive product introductions, price competition, any failure or delay in the Company's ability to develop and introduce new products, the failure of any significant customer, adverse economic conditions generally and other factors set forth in the Company's filings with the Securities and Exchange Commission.

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



                                                            THREE MONTHS ENDED
                                                      -----------------------------
                                                       OCTOBER 31,      OCTOBER 25,
                                                          1997              1996
                                                      -----------       -----------
                                                      (UNAUDITED)       (UNAUDITED)
Net sales ...................................             100.0%           100.0%

Cost of sales ...............................              65.9             66.2
                                                        -------          -------
  Gross profit ..............................              34.1             33.8
Selling, general and
administrative
  expenses ..................................              18.1             17.5
Research and development
expenses ....................................               4.0              2.8
                                                        -------          -------
  Operating income (loss) ...................              12.0             13.5
Interest income and (expense), net ..........               0.9             (0.2)
                                                        -------          -------
  Income (loss) before income
    taxes ...................................              12.9             13.3
Provision (benefit) for income
  taxes .....................................               5.0              5.2
                                                        -------          -------
  Net income (loss) .........................               7.9%             8.1%
                                                        =======          =======


QUARTER ENDED OCTOBER 31, 1997 COMPARED TO QUARTER ENDED OCTOBER 25, 1996

    Net Sales

     Net sales increased 25.7% from $24.9 million for the quarter ended October 25, 1996 to $31.3 million for the quarter ended October 31, 1997. This increase was primarily due to increases in sales of CD servers and arrays and sales of disk drive upgrade subsystems for desktop and notebook computers and, to a lesser extent, increases in net sales of RAID high capacity storage devices. For the quarter ended October 31, 1997, sales of the Company's "Intelligent Network Storage Products", which comprise CD servers and arrays and RAID storage systems, comprised approximately 50%, with sales of disk drive storage upgrade products also comprising approximately 50% of net sales. International sales decreased from $2.2 million, or approximately 9.0% of net sales, in the quarter ended October 25, 1996 to $1.7 million, or approximately 5.4% of net sales, in the quarter ended October 31, 1997. The Company's fiscal second quarter sales have historically remained relatively flat due primarily to heavy reseller participation in trade shows that detract from reseller selling efforts, end user budget constraints that restrict end user purchases and a higher than average number of holidays during the fiscal second quarter which reduce the number of selling days during the quarter by nine.

    Gross Profit

     The Company's gross margins increased from 33.8% of net sales for the quarter ended October 25, 1996 to 34.1% of net sales for the quarter ended October 31, 1997. These increases were primarily the result of higher margins on increased sales of recently introduced CD servers and arrays. In addition, the Company realized higher margins on increased sales of disk drive upgrade products for notebook computers and RAID storage products, and such increases more than offset the effect of competition and price erosion typical in the disk drive upgrade industry.

    Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased from $4,367,000 for the quarter ended October 25, 1996 to $5,663,000 for the quarter ended October 31, 1997. These expenses represented 17.5% and 18.1% of net sales in the quarters ended October 25, 1996 and October 31, 1997, respectively. The dollar increase in selling, general and administrative expenses for the first quarter of fiscal 1997 was primarily a result of increased marketing and promotional costs and increased personnel and related costs necessary to support the Company's growth in net sales. Bad debt expense for the three months of fiscal 1997 was approximately $87,000 or .28% of net sales, compared to approximately $124,000, or .5% of net sales, for the first three months of fiscal 1996. The Company anticipates that the dollar amount of its selling, general and administrative expenses will increase as the Company continues to expand its efforts to penetrate certain sales channels and regions and continues to strengthen and upgrade its existing management information and telecommunications systems.

    Research and Development

     Research and development expenses increased 86.1% from $688,000 for the quarter ended October 25, 1996 to $1,280,000 for the quarter ended October 31, 1997. These expenses represented 2.8% and 4.0% of net sales for the each of the quarters ended October 25, 1996 and October 31, 1997, respectively. These increases were primarily due to continued increases in additional hardware developers and software programmers, including the use of independent contract programmers and increased related support costs to develop additional products and enhance existing product features. The Company anticipates that the dollar amount of its research and development expenses will continue to increase, and also may increase as a percentage of net sales, with the expected addition of dedicated engineering resources to develop new product categories, to increase the likelihood that the Company's products will be compatible with a wide range of hardware platforms and network topologies and to further develop CD-FORCE, the Company's proprietary client/server management storage architecture. In addition, the Company intends to continue to update software drivers to ensure that the Company's CD servers and arrays function with a variety of hardware platforms and network operating systems. To date, all of the Company's software development costs have been expensed as incurred, as the impact of capitalizing software costs under Financial Accounting Standard No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" would have been immaterial to the Company's financial statements.

    Income Taxes

     The Company's effective tax rates for the quarters ended October 31, 1997 and October 25, 1996 were approximately 38.6% and 39.1% of pretax income, respectively, which approximate the federal and state statutory rates with modest reductions for benefits resulting from the Company's use of its foreign sales corporation ("FSC") and benefits accruing from the increases in research and development activity, causing an increased research and development credit.

     Interest Income and Expense

     As a result of the initial public offering of 2,000,000 shares of the Company's common stock completed in December 1996, the Company received net proceeds, after underwriting discounts and offering costs, of approximately $
15.9 million. As a result of the offering net proceeds, the Company has, in late December 1996, both reduced amounts outstanding under its line of credit, thereby reducing interest expense, and invested the remaining proceeds in short-term investment grade commercial paper, thereby earning interest income. Accordingly, net interest expense for the first three months of fiscal 1996 was $106,000, while interest income generated in the first three months of fiscal 1997 was $287,000.

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

     The Company also has historically capitalized on short-term market opportunities for volume purchases of certain components at favorable prices. For example, the Company has capitalized on several opportunities to sell a significant volume of high capacity disk drive upgrade products purchased at below market prices, which have resulted in price advantages to the Company that enhanced the Company's sales and results of operations for the corresponding fiscal quarter. There can be no assurance that the Company will be able to capitalize on such opportunities in the future. In addition, the Company's fiscal second quarter sales, compared to sales in the Company's fiscal first quarter, have historically remained relatively flat due primarily to heavy reseller participation in trade shows that detract from reseller selling efforts, end user budget constraints that restrict end user purchases, and a higher than average number of holidays during that quarter which reduce the available selling and shipping days during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

     In November 1994, the Company instituted a revolving line of credit with Finova Capital ("Finova"). The facility was amended in November 1996 to provide the Company with up to $20.0 million in working capital loans, based upon the Company's accounts receivable and inventory levels. The line of credit accrues certain commitment fees, unused facility fees and interest on outstanding amounts at the lender's prime rate (8.5% at October 31, 1997) plus 1.5%. Finova also makes available to the Company various flooring commitments pursuant to which the Company may finance the purchase of up to $13.0 million in inventory (less any amounts outstanding in working capital loans) from certain of the Company's vendors who have credit arrangements with Finova. As of October 31, 1997, there was no balance outstanding under the credit facility, and $ 3.8 million outstanding under the flooring arrangements. The agreement governing the credit facility requires the Company to maintain certain financial covenants (including the maintenance of working capital of at least $500,000), minimum levels of tangible net worth and minimum levels of liquidity. As of October 31, 1997, the Company was in material compliance with the covenants of the Finova line of credit. The initial term of the line of credit expires on November 29, 1997, but automatically renews for successive one year periods unless terminated by either party within a specified period in advance of the automatic renewal date.

     As of October 31, 1997, the Company had cash balances of $ 19.9 million and $16.2 million of availability under its line of credit. The Company believes that the cash proceeds from its December 1996 public offering, together with existing cash balances and available credit under its existing line of credit, will be sufficient to meet anticipated cash requirements for at least the next twelve months. As of October 31, 1997, the Company had no material commitments for capital expenditures. While the Company has no present plans, agreements or commitments to make any acquisitions, the Company may acquire businesses, products and technologies that are complementary to those of the Company. In the event the Company's plans require more capital than is presently anticipated, the Company's remaining cash balances may be consumed and additional sources of liquidity such as debt or equity financings may be required to meet working capital needs. There can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required nor that any such required additional capital will be available on reasonable terms, if at all, at such time or times as required by the Company.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

      Not applicable.


Item 2.  Changes in Securities and Use of Proceeds.

      Not applicable.

Item 3.  Defaults Upon Senior Securities.

      Not applicable.

Item 4.  Submission of  Matters to a Vote of Security Holders.

      Not applicable.

Item 5.  Other Information.

      Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

      (a) See Exhibit Index. No Statement re Computation of Per Share Earnings is included, because the computation can be clearly determined from material contained in this Report. See the Consolidated Statements of Operations, and the Notes thereto.

      (b) No reports on Form 8-K have been filed during the quarter for which this Report on Form 10-Q is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, County of Orange, State of California, on the 12th day of November, 1997.



                                                PROCOM TECHNOLOGY, INC.


                                                By:   /s/   Alex Razmjoo
                                                   ----------------------------
                                                   Alex Razmjoo
                                                   Chairman, President and
                                                   Chief Executive Officer




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



             SIGNATURE                                TITLE                                         DATE
             ---------                                -----                                         ----

     /s/        Alex Razmjoo            Chairman of the Board, President and                 November 12, 1997
-------------------------------------   Chief Executive Officer (Principal
                Alex Razmjoo            Executive Officer)

     /s/         Alex Aydin             Executive Vice President, Finance and                November 12, 1997
-------------------------------------   Administration (Principal Financial
                 Alex Aydin             Officer)

     /s/       Frederick Judd           Vice President, Finance and General                  November 12, 1997
-------------------------------------   Counsel (Principal Accounting Officer)
               Frederick Judd

                                INDEX TO EXHIBITS


                                                                                                               SEQUENTIALLY
 EXHIBIT                                                                                                          NUMBER
 NUMBER                             DESCRIPTION                                                                    PAGE
--------                            -----------                                                                ------------
   3.1+      Amended and Restated Articles of Incorporation of the Company..................................
   3.2+      Amended and Restated Bylaws of the Company.....................................................
  10.1+      Form of Indemnity Agreement between the Company and each
             of its executive officers and directors........................................................
  10.2+      Form of Amended and Restated Procom Technology, Inc. 1995 Stock Option Plan....................
  10.3+      Amended and Restated Executive Employment Agreement, dated as of
             October 28, 1996, between the Company and Alex Razmjoo.........................................
  10.4+      Amended and Restated Executive Employment Agreement, dated as of
             October 28, 1996, between the Company and Frank Alaghband......................................
  10.5+      Amended and Restated Executive Employment Agreement, dated as of
             October 28, 1996, between the Company and Alex Aydin...........................................
  10.6+      Amended and Restated Executive Employment Agreement, dated as of
             October 28, 1996, between the Company and Nick Shahrestany.....................................
  10.7+      Form of Registration Rights Agreement..........................................................
  10.8+      Lease, dated February 10, 1992, between 2181 Dupont Associates and the Company, as amended....................................................................
  10.9+      Loan and Security Agreement, dated November 18, 1994, by and between the Company and FINOVA Capital Corporation, as amended.................................
  11.1+      Statement re: Computation of Earnings Per Share................................................
  21.1+      List of Subsidiaries...........................................................................
  27.1       Financial Data Schedule........................................................................



----------

+  Previously filed