Form 10-Q
period 1998-01-31
PROCOM TECHNOLOGY INC
filed 1998-03-13
CIK 1025711

        (Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended JANUARY 31, 1998

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


                   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                   The number of shares of Common Stock, $.01 par value, outstanding on February 28, 1998, was 11,073,098.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                     PROCOM TECHNOLOGY, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                          JANUARY 31,       JULY 31,
                                                                              1998            1997
                                                                          -----------     -----------
                                                                          (UNAUDITED)       (AUDITED)
                      Current assets:
                        Cash ........................................     $   819,000     $   227,000
                        Marketable securities .......................      21,637,000      18,550,000
                        Accounts receivable, less allowance
                          for doubtful accounts and sales
                          returns of $1,670,000 and
                          $992,000, respectively ....................      10,827,000      12,545,000
                        Inventories, net ............................       9,118,000       9,063,000
                        Deferred income taxes .......................       1,405,000       1,405,000
                        Prepaid expenses ............................         345,000         588,000
                        Other current assets ........................          13,000          49,000
                                                                          -----------     -----------
                                Total current assets ................      44,164,000      42,427,000
                      Property and equipment, net ...................         901,000         816,000
                      Other assets ..................................          32,000          31,000
                                                                          -----------     -----------
                                Total assets ........................     $45,097,000     $43,274,000
                                                                          ===========     ===========
                                LIABILITIES AND SHAREHOLDERS' EQUITY

                      Current liabilities:
                        Accounts payable ............................     $ 7,718,000     $10,518,000
                        Accrued expenses and other current
                            liabilities .............................         919,000         764,000
                        Accrued compensation ........................       1,366,000       1,462,000
                        Capital lease obligations ...................          29,000          29,000
                        Income taxes payable ........................         793,000         434,000
                                                                          -----------     -----------
                                Total current liabilities ...........      10,825,000      13,207,000
                                                                          -----------     -----------
                                Total liabilities ...................      10,825,000      13,207,000
                                                                          -----------     -----------

                      Commitments and contingencies
                      Shareholders' equity:
                        Preferred stock, $.01 par value;
                          10,000,000 shares authorized, no
                          shares issued and outstanding .............            --              --
                        Common stock, $.01 par value;
                          65,000,000 shares authorized,
                          11,073,098 and 11,024,562 shares
                          issued and outstanding,
                          respectively ..............................         111,000         110,000
                        Additional paid in capital ..................      16,603,000      16,467,000
                        Retained earnings ...........................      17,558,000      13,490,000
                                                                          -----------     -----------
                                Total shareholders' equity ..........      34,272,000      30,067,000
                                                                          -----------     -----------
                           Total liabilities and
                             shareholders' equity....................     $45,097,000     $43,274,000
                                                                          ===========     ===========



The accompanying notes are an integral part of these consolidated balance sheets.

                     PROCOM TECHNOLOGY, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                       QUARTERS ENDED                     SIX MONTHS ENDED
                                       --------------                     ----------------
                                 JANUARY 31,    JANUARY 24,        JANUARY 31,     JANUARY 24,
                                   1998             1997              1998             1997
                               ------------     ------------      ------------     ------------
                                (UNAUDITED)     (UNAUDITED)       (UNAUDITED)      (UNAUDITED)
Net sales ................     $ 23,514,000     $ 26,611,000      $ 54,805,000     $ 51,526,000
Cost of sales ............       15,098,000       17,833,000        35,705,000       34,323,000
                               ------------     ------------      ------------     ------------
     Gross profit ........        8,416,000        8,778,000        19,100,000       17,203,000

Selling, general and
  administrative
  expenses ...............        5,009,000        4,602,000        10,672,000        8,969,000
Research and development
  expenses ...............        1,098,000          846,000         2,378,000        1,534,000
                               ------------     ------------      ------------     ------------

     Operating income ....        2,309,000        3,330,000         6,050,000        6,700,000

Other (income) expense
 Interest income .........          291,000           41,000           578,000           41,000
 Interest (expense) ......             --            (71,000)             --           (131,000)
                               ------------     ------------      ------------     ------------

Income before income taxes        2,600,000        3,300,000         6,628,000        6,610,000
Provision for income taxes        1,005,000        1,278,000         2,560,000        2,573,000
                               ------------     ------------      ------------     ------------
     Net income ..........     $  1,595,000     $  2,022,000      $  4,068,000     $  4,037,000
                               ============     ============      ============     ============

Net income per share:
 Basic ...................     $       0.14     $       0.21      $       0.37     $       0.43
                               ============     ============      ============     ============
 Diluted .................     $       0.14     $       0.20      $       0.36     $       0.42
                               ============     ============      ============     ============

Shares used in per share
computation:                                                                                  .
 Basic ...................       11,069,000        9,813,000        11,053,000        9,407,000
                               ============     ============      ============     ============
 Diluted .................       11,191,000        9,987,000        11,188,000        9,569,000
                               ============     ============      ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                     PROCOM TECHNOLOGY, INC. AND SUBSIDIARY

            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY

                                         COMMON STOCK               PAID IN         RETAINED
                                    SHARES          AMOUNT          CAPITAL          EARNINGS            TOTAL
                                ------------     ------------     ------------     ------------      ------------
Balance at July 29, 1994 ..        9,000,000     $      3,000     $       --       $  1,561,000      $  1,564,000
  Net income ..............                              --               --            723,000           723,000
                                ------------     ------------     ------------     ------------      ------------
Balance at July 28, 1995 ..        9,000,000            3,000             --          2,284,000         2,287,000
  Net income ..............             --               --               --          2,849,000         2,849,000
                                ------------     ------------     ------------     ------------      ------------
Balance at July 26, 1996 ..        9,000,000            3,000             --          5,133,000         5,136,000
  Change in par value to
    $.01 per share ........             --             87,000            3,000          (90,000)             --
  Public offering of
    2,000,000 shares               2,000,000           20,000       16,166,000             --          16,186,000
  Compensatory
    stock options .........             --               --             35,000             --              35,000
  Exercise of employee
    stock options .........           24,562             --             62,000             --              62,000
  Tax benefit from exer-
    cise of stock options..             --               --            201,000             --             201,000
  Net income ..............             --               --               --          8,447,000         8,447,000
                                ------------     ------------     ------------     ------------      ------------
Balance at July 31, 1997 ..       11,024,562          110,000       16,467,000       13,490,000        30,067,000
  Exercise of employee
   stock options and
   related tax benefits....           48,536            1,000          136,000             --             137,000
  Net income ..............             --               --               --          4,068,000         4,068,000
                                ------------     ------------     ------------     ------------      ------------
Balance at January 31, 1998
   (unaudited) ............       11,073,098     $    111,000     $ 16,603,000     $ 17,558,000      $ 34,272,000
                                ============     ============     ============     ============      ============



The accompanying notes are an integral part of these consolidated financial statements.

                     PROCOM TECHNOLOGY, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                        SIX MONTHS ENDED
                                                        ----------------
                                                  JANUARY 31,       JANUARY 24,
                                                     1998               1997
                                                 ------------      ------------
                                                 (UNAUDITED)       (UNAUDITED)
Cash flows from operating activities:
  Net income                                     $  4,068,000      $  4,037,000
    Adjustments to reconcile net
      income to net cash
      provided by
      operating activities:
    Depreciation and amortization                     222,000           142,000
    Changes in assets and
      liabilities:
         Accounts receivable                        1,718,000        (1,644,000)
         Inventories                                  (55,000)       (3,866,000)
         Deferred income taxes                           --            (219,000)
         Prepaid expenses                             243,000          (263,000)
         Other current assets                          36,000            (7,000)
         Other assets                                  (1,000)           (4,000)
         Accounts payable                          (2,800,000)         (546,000)
         Accrued expenses                             155,000           132,000
         Accrued compensation                         (96,000)       (1,617,000)
         Income taxes payable                         359,000         1,204,000
                                                 ------------      ------------
             Net cash provided (used) by
               operating activities                 3,849,000        (2,651,000)
                                                 ------------      ------------
Cash flows from investing activities:
  Purchase of property and
    equipment                                        (307,000)         (303,000)
                                                 ------------      ------------
Cash flows from financing activities:
  Principal payments for capital
    lease obligations                                    --              (5,000)
  Public offering of 2,000,000
    shares                                               --          15,956,000
  Exercise of stock options                           137,000              --
  Borrowings on line of credit                           --          38,276,000
  Payments made on line of credit                        --         (42,461,000)
                                                 ------------      ------------
             Net cash provided by
               (used in) financing
               activities                             137,000        11,766,000
                                                 ------------      ------------
    Increase (decrease) in cash                     3,679,000         8,812,000
Cash and marketable commercial paper  at
   beginning of period                             18,777,000           793,000
                                                 ------------      ------------
Cash and marketable commercial paper  at
   end of period                                 $ 22,456,000      $  9,605,000
                                                 ============      ============
   Supplemental disclosures of cash flow
   information:
  Cash paid during the periods for:

    Interest                                     $       --        $    134,000
    Income taxes                                 $  1,428,000      $  1,150,000



The accompanying notes are an integral part of these consolidated financial statements.

\
                     PROCOM TECHNOLOGY, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                      JANUARY 31, 1998 AND JANUARY 24, 1997



NOTE 1.  GENERAL

The accompanying financial information is unaudited, but in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position of Procom Technology, Inc. and its consolidated subsidiary (the "Company") as of the dates indicated and the results of operations for the periods then ended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While the Company believes that the disclosures are adequate to make the information presented not misleading, the financial information should be read in conjunction with the audited financial statements, and notes thereto for the three years ended July 31, 1997 included in the Company's Report on Form 10-K for fiscal 1997. Results for the interim periods presented are not necessarily indicative of the results for the entire year.


NOTE 2.   EARNINGS PER SHARE.

Net income (loss) per share has been computed using the weighted average number of shares outstanding during the periods presented. Following the principles of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128), effective for both interim and annual periods ending after December 15, 1997, the Company has replaced "primary" earnings per share with "basic" earnings per share and "fully diluted" earnings per share with "diluted" earnings per share. Basic and diluted earnings per share were computed as follows:


                                  QUARTERS ENDED                 QUARTERS ENDED
                            ---------------------------   ---------------------------
                            JANUARY 31,     JANUARY 24,   JANUARY 31,     JANUARY 24,
                               1998            1997          1998           1997
                            -----------     -----------   -----------     -----------
Net income                  $1,595,000      $2,022,000    $4,068,000      $4,037,000
                            ==========      ==========    ==========      ==========
Shares used in per share
  computations:
  Basic:
    Weighted average
      shares outstanding    11,069,000       9,813,000    11,053,000       9,407,000
    Dilutive effect of
      stock options            122,000         174,000       133,000         162,000
                            ----------      ----------    ----------      ----------
Diluted:                    11,191,000       9,987,000    11,188,000       9,569,000
                            ==========      ==========    ==========      ==========

NOTE 3.   SUBSEQUENT EVENT-ACQUISITION OF MEGABYTE.

On February 3, 1998, the Company acquired all of the outstanding stock of Megabyte Computerhandels AG ("Megabyte"), a German value added distributor of networking and storage products. The Company issued approximately 104,000 shares of its common stock in exchange for the Megabyte common stock, and the acquisition will be treated as a purchase for accounting purposes, and Megabyte's financial statements and results of operations will be consolidated with those of the Company for periods beginning after February 3, 1998.

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

   All of the Company's sales (other than sales of MegaByte (See Note 3 to Condensed Consolidated Financial Statements) since its acquisition in February
1998) are denominated in U.S. dollars, and accordingly, the Company does not believe that fluctuations in foreign exchange rates have had or will have a material adverse effect on the Company's results of operations or financial condition, except to the extent that such fluctuations could cause the Company's products to become relatively more expensive to end users in a particular country, leading to a reduction of sales in that country. With the acquisition of MegaByte, the Company will have additional exposure to foreign exchange rate fluctuations, and the Company's assets, sales and results of operations may be adversely impacted in the future.

   Historically, the Company's gross margins have experienced significant volatility. The Company's gross margins vary significantly by product line, and, therefore, the Company's overall gross margin varies with the mix of products sold by the Company. The Company's markets are also characterized by intense competition and declining average unit selling prices as products mature over the course of the relatively short life cycle of individual products, which have often ranged from six to twelve months. In addition, the Company's gross margins may be adversely affected by availability and price increases associated with key products and components from the Company's suppliers, some of which have been in the past, and may in the future be in short supply, and inventory obsolescence resulting from older generation products or the unexpected discontinuance of third party components. Finally, the Company's margins vary with the mix of its distribution channels and with general economic conditions.

RESULTS OF OPERATIONS

   The following table sets forth the Company's statement of operations data as a percentage of net sales for the periods indicated.

                                                       THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                       ------------------                    ----------------
                                                  JANUARY 31,       JANUARY 24,        JANUARY 31,        JANUARY 24,
                                                     1998               1997               1998               1997
                                                 ------------       ------------       ------------       ------------
                                                 (UNAUDITED)        (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
        Net sales ............................          100.0%             100.0%             100.0%             100.0%

        Cost of sales ........................           64.2               67.0               65.1               66.6
                                                 ------------       ------------       ------------       ------------
          Gross profit .......................           35.8               33.0               34.9               33.4
        Selling, general and administrative
          expenses ...........................           21.3               17.3               19.5               17.4
        Research and development expenses.....            4.7                3.2                4.3                3.0
                                                 ------------       ------------       ------------       ------------
          Operating income (loss) ............            9.8               12.5               11.0               13.0
        Interest income and (expense), net....            1.2                0.1                1.1                0.2
                                                 ------------       ------------       ------------       ------------
          Income (loss) before income
            taxes ............................           11.1               12.4               12.1               12.8
        Provision (benefit) for income
          taxes ..............................            4.3                4.8                4.7                5.0
                                                 ------------       ------------       ------------       ------------
          Net income (loss) ..................            6.8%               7.6%               7.4                7.8%
                                                 ============       ============       ============       ============

QUARTER AND SIX MONTHS ENDED JANUARY 31, 1998 COMPARED TO QUARTER AND SIX MONTHS ENDED JANUARY 24, 1997

    Net Sales

   Net sales decreased 11.6% from $26.6 million for the quarter ended January 24, 1997 and 25.4% from $31.5 million for the quarter ended October 31, 1997, to $23.5 million for the quarter ended January 31, 1998. This reduction was primarily due to decreases in sales of CD servers and arrays as well as reduced industry wide demand for the Company's disk drive upgrade subsystems for desktop computers, combined with the effect of significant price erosion which occurred during the quarter. Net sales were also affected by significant trade show activity which occurred in November 1997, seven fewer selling days during the quarter as a result of the holidays, and customer reluctance to commit to purchases prior to year end. The Company expects to see a continued weakness in the demand for its upgrade disk drive storage products and CD-ROM Network Storage Solutions throughout the third quarter of fiscal 1998. For the quarter ended January 31, 1998, sales of the Company's "Intelligent Network Storage Products", which comprise CD servers and arrays and RAID storage systems, comprised approximately 46% of net sales, and sales of disk drive storage upgrade products comprised approximately 54% of net sales. International sales decreased from $2.3 million, or approximately 8.6% of net sales, in the three months ended January 24, 1997 to $1.8 million, or approximately 7.7% of net sales, in the quarter ended January 31, 1998. Net sales for the six months ended January 31, 1998 increased 6.4% to $54.8 million from $51.5 million for the six months ended January 24, 1997. The reduced growth in sales for the six month period was caused by and affected by the factors set forth above.

    Gross Profit

   The Company's gross margins increased from 33.0% of net sales for the quarter ended January 24, 1997 to 35.8% of net sales for the quarter ended January 31, 1998, while gross margins increased from 33.4% of net sales for the six months ended January 24, 1997 to 34.9% of net sales for the six months ended January 31, 1998. These increases were primarily the result of the significant reductions in sales of lower margin disk drive upgrade products, and to a lesser extent, reductions in sales of CD Servers and Arrays. In addition, the Company realized higher margins on increased sales of disk drive upgrade products for notebook computers and RAID storage products, and such increases more than offset the effect of competition and price erosion typical in the disk drive upgrade industry.

    Selling, General and Administrative Expenses

   Selling, general and administrative expenses increased from $4.6 million, or 17.3% of net sales for the quarter ended January 24, 1997 to $5.1 million, or 21.3% of net sales for the quarter ended January 31, 1998, while selling, general and administrative expenses increased from $9.0 million, or 17.4% of net sales for the six months ended January 24, 1997 to $10.7 million, or 19.5% of net sales for the six months ended January 31, 1998. The dollar increase in selling, general and administrative expenses for the second quarter of fiscal 1998 compared to the same quarter in fiscal 1997 was primarily a result of increased trade show costs, increased personnel and related costs necessary to support the Company's growth plans, offset by reductions in advertising costs and sales commissions, due to the reduction in net sales. The dollar increase for the six month period in fiscal 1998 was primarily the result of increased trade show costs, and increased personnel and related costs necessary to support the Company's growth plans. Bad debt expense for the second three months of fiscal 1998 was approximately $77,000 or .32% of net sales, compared to approximately $113,000, or .42% of net sales, for the second three months of fiscal 1997. The Company anticipates that the dollar amount of its selling, general and administrative expenses will increase as the Company continues to expand its efforts to penetrate certain sales channels and regions and continues to strengthen and upgrade its existing management information and telecommunications systems.

    Research and Development

   Research and development expenses increased from $.85 million, or 3.2% of net sales for the quarter ended January 24, 1997, to $1.1 million, or 4.7% of net sales for the quarter ended January 31, 1998, while research and development expenses increased from $1.5 million, or 3.0% of net sales for the six months ended January 24, 1997, to $2.4 million, or 4.3% of net sales for the six months ended January 31, 1998. The increases were primarily due to continued increases in additional hardware developers and software programmers, including the use of independent contract programmers and increased related support costs to develop additional products and enhance existing product features. However, during the quarter ended January 31, 1998, the Company reduced somewhat its reliance on outside programmers and reduced the purchase of support supplies and materials, reducing its research and development costs compared to the first quarter of fiscal 1998. The Company anticipates that the dollar amount of its research and development expenses will continue to increase, and also may increase as a percentage of net sales, with the expected addition of dedicated engineering resources to develop new product categories. These additions are being made to increase the likelihood that the Company's products will be compatible with a wide range of hardware platforms and network topologies and to further develop CD-FORCE, the Company's proprietary client/server management storage architecture. In addition, the Company intends to continue to update software drivers to ensure that the Company's CD servers and arrays function with a variety of hardware platforms and network operating systems. To date, all of the Company's software development costs have been expensed as incurred, as the impact of capitalizing software costs under Financial Accounting Standard No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" would have been immaterial to the Company's financial statements.

    Income Taxes

     The Company's effective tax rates for each of the two quarters ended January 31, 1998 and January 24, 1997 were approximately 38.7% of pretax income, which approximate the federal and state statutory rates with modest reductions for benefits resulting from the Company's use of its foreign sales corporation ("FSC") and benefits accruing from the increases in research and development activity, causing an increased research and development credit.

     Interest Income and Expense

     As a result of the initial public offering of 2,000,000 shares of the Company's common stock completed in December 1996, the Company received net proceeds, after underwriting discounts and offering costs, of approximately $
15.9 million. As a result of the offering net proceeds, the Company, in late December 1996 reduced amounts outstanding under its line of credit, thereby reducing interest expense, and invested the remaining proceeds in short-term investment grade commercial paper, thereby earning interest income. Accordingly, net interest income and expense for the second quarter of fiscal 1997 was $ 41,000 and $71,000, while interest income generated in the second quarter of fiscal 1998 was $291,000.

General comments

   The Company's results of operations have in the past varied significantly and are likely in the future to vary significantly as a result of a number of factors, including the mix of products sold, the volume and timing of orders received during the period, the timing of new product introductions by the Company and its competitors, product line maturation, the impact of price competition on the Company's average selling prices, the availability and pricing of components for the Company's products, changes in distribution channel mix and product returns or price protection charges from customers. Many of these factors are beyond the Company's control. Although the Company has experienced growth in sales in some recent periods, there can be no assurance that the Company will experience growth in the future or be profitable on an operating basis in any future period. In addition, due to the short product life cycles that characterize the Company's markets, a significant percentage of the Company's sales each quarter may result from new products or product enhancements introduced in that quarter. Since the Company relies on new products and product enhancements for a significant percentage of sales, failure to continue to develop and introduce new products and product enhancements or failure of these products or product enhancements to achieve market acceptance could have a material adverse effect on the Company's business, financial condition and results of operations. Historically, as the Company has planned and implemented new products, it has experienced unexpected reductions in sales and gross profit of older generation products as customers have anticipated new products. These reductions have in the past given and could continue to give rise to charges for obsolete or excess inventory, returns of older generation products by computer resellers, VARs and distributors or substantial price protection charges. From time to time, the Company has experienced and may in the future experience inventory obsolescence resulting from the unexpected discontinuance of third party components, such as disk drives, included in the Company's products. To the extent the Company is unsuccessful in managing product transitions, it may have a material adverse effect on the Company's business, financial condition and results of operations.

   The Company also has historically capitalized on short-term market opportunities for volume purchases of certain components at favorable prices. For example, the Company believes that in the quarter ended January 31, 1998, it saw significant reductions of opportunities to sell significant volumes of high capacity disk drive upgrade products, which resulted in reduced revenues and lost gross profit, impacting the Company's sales and results of operations for that quarter. The Company also has seen reduced demand and revenues for its CD Servers during the quarter ended January 31, 1998, and is currently analyzing the market demands and opportunities for those products in the future while transitioning existing users to more complex information access solutions such as CD-FORCE where possible.

LIQUIDITY AND CAPITAL RESOURCES

   In November 1994, the Company instituted a revolving line of credit with Finova Capital ("Finova"). The facility was amended in November 1996 to provide the Company with up to $20.0 million in working capital loans, based upon the Company's accounts receivable and inventory levels. The line of credit accrues certain commitment fees, unused facility fees and interest on outstanding amounts at the lender's prime rate (8.5% at January 31, 1998) plus 1.5%. Finova also makes available to the Company various flooring commitments pursuant to which the Company may finance the purchase of up to $13.0 million in inventory (less any amounts outstanding in working capital loans) from certain of the Company's vendors who have credit arrangements with Finova. As of January 31, 1998, there was no balance outstanding under the credit facility, and $3.1 million outstanding under the flooring arrangements. The agreement governing the credit facility requires the Company to maintain certain financial covenants (including the maintenance of working capital of at least $500,000), minimum levels of tangible net worth and minimum levels of liquidity. As of January 31, 1998, the Company was in compliance with the covenants of the Finova line of credit. The initial term of the line of credit expired on November 29, 1997, but automatically renews for successive one year periods unless terminated by either party within a specified period in advance of the automatic renewal date.

   As of January 31, 1998, the Company had cash balances of $ 22.4 million and $16.9 million of availability under its line of credit. The Company believes that the cash proceeds from its December 1996 public offering, together with existing cash balances and available credit under its existing line of credit, will be sufficient to meet anticipated cash requirements for at least the next twelve months. As of January 31, 1998, the Company had no material commitments for capital expenditures. On February 3, 1998, the Company acquired all of the outstanding stock of Megabyte Computerhandels AG ("Megabyte"), a German value added distributor of networking and storage products. See Note 3 to the Consolidated Condensed Financial Statements. While the Company has no other present plans, agreements or commitments to make any acquisitions, the Company may acquire businesses, products and technologies that are complementary to those of the Company. In the event the Company's plans require more capital than is presently anticipated, the Company's remaining cash balances may be consumed and additional sources of liquidity such as debt or equity financings may be required to meet working capital needs. There can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required nor that any such required additional capital will be available on reasonable terms, if at all, at such time or times as required by the Company.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

As previously disclosed in the Company's Report on Form 10-K for the year ended July 31, 1997, the Company has been threatened with a claim by Miradco International Corporation, a private company based in Newport Beach, California, consisting of two principals ("Miradco"), regarding a purported breach of an alleged oral contract between the Company and Miradco. Miradco has asserted that it is entitled to receive up to 280,000 shares of the Company's common stock as payment for financial advisory services purportedly rendered to the Company by Miradco. The Company unequivocally denies the existence of any oral contract with Miradco, and believes any oral contract claim of Miradco is entirely without merit. The Company and one of its officers were served in December, 1997 with a Complaint of Miradco filed in Orange County Superior Court, Case No. 788412, which seeks to recover the value of 280,000 shares, and in addition, punitive damages for what the Complaint alleges were negligent or fraudulent misrepresentations in connection with the alleged agreement. The Company and the officer intend to defend themselves vigorously with respect to the oral contract and misrepresentation claims and to assert any and all rights the Company and the officer has related to such claims. While discovery is only now commencing, the Company does not currently believe the Miradco lawsuit will have a material adverse effect on the Company's business, results of operations or financial condition.

Item 2.  Changes in Securities and Use of Proceeds.

         Not applicable.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of  Matters to a Vote of Security Holders.

         The annual meeting of shareholders was held on January 23, 1998. The shareholders elected the following six directors to hold office until the next annual meeting and until their successors are elected and qualified:

                                                                  NUMBER OF VOTES
                                                               --------------------
                                                                 FOR        AGAINST
                                                               ---------    -------
           Alex Razmjoo...................................     8,322,097      6,355
           Nick Shahrestany...............................     8,322,097      6,355
           Frank Alaghband................................     8,322,097      6,355
           Dom Genovese...................................     8,321,497      6,955
           Alex Aydin.....................................     8,321,622      6,830
           David Blake....................................     8,321,022      7,430


          In addition, the shareholders approved the following proposals:

                                                                            NUMBER OF VOTES
                                                                   --------------------------------
                                                                     FOR        AGAINST     ABSTAIN
                                                                   ---------    -------     -------
           An Amendment of the Company's 1995 Stock
           Option Plan to increase the number of shares
           reserved for issuance thereunder by 450,000
           shares to an aggregate of 990,000 shares.               7,375,992    949,780      2,680

           The appointment of Arthur Andersen L.L.P. as the independent auditors of the

         Company for 1998.                                              8,325,572      2,325        555


Item 5.  Other Information.

        Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

        (a)See Exhibit Index. No Statement re Computation of Per Share Earnings is included, because the computation can be clearly determined from material contained in this Report. See the Consolidated Statements of Operations, and the Notes thereto.
        (b)No reports on Form 8-K have been filed during the quarter for which this Report on Form 10-Q is filed.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, County of Orange, State of California, on the 12th day of March, 1998.

                                      PROCOM TECHNOLOGY, INC.


                                      By:              /s/   Alex Razmjoo
                                         ---------------------------------------
                                          Alex Razmjoo
                                          Chairman, President and
                                          Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-Q has been signed below by the following persons in the capacities and on the dates indicated.


               SIGNATURE                                TITLE                             DATE
               ---------                                -----                             ----
   /s/        Alex Razmjoo               Chairman of the Board, President         March 12, 1998
-----------------------------------      and Chief Executive Officer (Principal
              Alex Razmjoo               Executive Officer)


   /s/         Alex Aydin                Executive Vice President, Finance        March 12, 1998
-----------------------------------      and Administration (Principal Financial
               Alex Aydin                Officer)


   /s/       Frederick Judd              Vice President, Finance and              March 12, 1998
------------------------------------     General Counsel (Principal Accounting
             Frederick Judd              Officer)

                                INDEX TO EXHIBITS

                                                                                                   SEQUENTIALLY
      EXHIBIT                                                                                         NUMBER
      NUMBER                          DESCRIPTION                                                       PAGE
     --------                         -----------                                                    ---------
         3.1+  Amended and Restated Articles of Incorporation of the Company.....................
         3.2+  Amended and Restated Bylaws of the Company........................................
        10.1+  Form of Indemnity Agreement between the Company and each of its executive officers and directors.....................................................................
        10.2+  Form of Amended and Restated Procom Technology, Inc. 1995 Stock Option Plan.......
        10.3+  Amended and Restated Executive Employment Agreement, dated as of October 28, 1996, between the Company and Alex Razmjoo..............................................
        10.4+  Amended and Restated Executive Employment Agreement, dated as of October 28, 1996, between the Company and Frank Alaghband...........................................
        10.5+  Amended and Restated Executive Employment Agreement, dated as of October 28, 1996, between the Company and Alex Aydin................................................
        10.6+  Amended and Restated Executive Employment Agreement, dated as of October 28, 1996, between the Company and Nick Shahrestany..........................................
        10.7+  Form of Registration Rights Agreement.............................................
        10.8+  Lease, dated February 10, 1992, between 2181 Dupont Associates and the Company, as amended...........................................................................
        10.9+  Loan and Security Agreement, dated November 18, 1994, by and between the Company and FINOVA Capital Corporation, as amended........................................
        11.1+  Statement re: Computation of Earnings Per Share...................................
        21.1+  List of Subsidiaries..............................................................
        27.1   Financial Data Schedule...........................................................

----------

+  Previously filed