Form 10-Q
period 1998-04-30
PROCOM TECHNOLOGY INC
filed 1998-06-10
CIK 1025711

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended APRIL 30, 1998

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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        The number of shares of Common Stock, $.01 par value, outstanding on May 31, 1998, was 11,178,742.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                     PROCOM TECHNOLOGY, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                         ASSETS
                                                           APRIL 30,         JULY 31,
                                                             1998              1997
                                                         -----------        -----------
                                                          (UNAUDITED)        (AUDITED)
Current assets:
  Cash                                                   $   996,000        $   227,000
  Marketable securities                                   22,777,000         18,550,000
  Accounts receivable, less allowance
    for doubtful accounts and sales
    returns of $1,781,000 and
    $992,000, respectively                                13,113,000         12,545,000
  Inventories, net                                        10,396,000          9,063,000
  Deferred income taxes                                    1,405,000          1,405,000
  Prepaid expenses                                           385,000            588,000
  Other current assets                                       235,000             49,000
                                                         -----------        -----------
          Total current assets                            49,307,000         42,427,000
Property and equipment, net                                  988,000            816,000
Other assets (Note 3)                                        811,000             31,000
                                                         -----------        -----------
          Total assets                                   $51,106,000        $43,274,000
                                                         ===========        ===========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Line of credit                                         $   204,000                 --
  Accounts payable                                        10,522,000         10,518,000
  Accrued expenses and other current liabilities           1,526,000            764,000
  Accrued compensation                                     1,394,000          1,462,000
  Capital lease obligations                                   29,000             29,000
  Income taxes payable                                     1,056,000            434,000
                                                         -----------        -----------
          Total current liabilities                       14,731,000         13,207,000
                                                         -----------        -----------
          Total liabilities                               14,731,000         13,207,000
                                                         -----------        -----------

Commitments and contingencies
Shareholders' equity:
  Preferred stock, $.01 par value;
    10,000,000 shares authorized, no
    shares issued and outstanding                                 --                 --
  Common stock, $.01 par value;
    65,000,000 shares authorized,
    11,177,242 and 11,024,562 shares
    issued and outstanding,
    respectively                                             112,000            110,000
  Additional paid in capital                              17,504,000         16,467,000
  Retained earnings                                       18,755,000         13,490,000
  Foreign currency translation adjustment                      4,000                 --
                                                         -----------        -----------
          Total shareholders' equity                      36,375,000         30,067,000
                                                         -----------        -----------
       Total liabilities and shareholders' equity        $51,106,000        $43,274,000
                                                         ===========        ===========


                          The accompanying notes are an
              integral part of these consolidated balance sheets.

                     PROCOM TECHNOLOGY, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                         QUARTERS ENDED                      NINE MONTHS ENDED
                                         --------------                      -----------------
                                  APRIL 30,          APRIL 25,         APRIL 30,          APRIL 25,
                                    1998               1997              1998               1997
                                    ----               ----              ----               ----
                                 (UNAUDITED)        (UNAUDITED)       (UNAUDITED)        (UNAUDITED)

Net sales                       $ 28,518,000       $ 28,071,000      $ 83,323,000       $ 79,597,000
Cost of sales                     19,849,000         18,691,000        55,554,000         53,014,000
                                ------------       ------------      ------------       ------------
     Gross profit                  8,669,000          9,380,000        27,769,000         26,583,000

Selling, general and
  administrative
  expenses                         5,775,000          4,974,000        16,447,000         13,943,000
Research and development
  expenses                         1,207,000            979,000         3,585,000          2,513,000
                                ------------       ------------      ------------       ------------

     Operating income              1,687,000          3,427,000         7,737,000         10,127,000

Other (income) expense
 Interest income                     316,000            167,000           894,000            208,000
 Interest (expense)                  (10,000)                --           (10,000)          (131,000)
                                ------------       ------------      ------------       ------------

Income before income taxes         1,993,000          3,594,000         8,621,000         10,204,000
Provision for income taxes           796,000          1,428,000         3,356,000          4,001,000
                                ------------       ------------      ------------       ------------
     Net income                 $  1,197,000       $  2,166,000      $  5,265,000       $  6,203,000
                                ============       ============      ============       ============

Net income per share:
 Basic                          $       0.11       $       0.20      $       0.47       $       0.62
                                ============       ============      ============       ============
 Diluted                        $       0.11       $       0.19      $       0.47       $       0.61
                                ============       ============      ============       ============

Shares used in per share
computation:                                                                                       .
 Basic                            11,174,000         11,006,000        11,093,000          9,939,000
                                ============       ============      ============       ============
 Diluted                          11,255,000         11,199,000        11,234,000         10,112,000
                                ============       ============      ============       ============

                          The accompanying notes are an
           integral part of these consolidated financial statements.

                     PROCOM TECHNOLOGY, INC. AND SUBSIDIARY

            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY

                                               COMMON STOCK
                                      -----------------------------      PAID IN         RETAINED        CURRENCY
                                        SHARES              AMOUNT       CAPITAL         EARNINGS          TRANS.            TOTAL
                                      ----------          ---------      -------         --------         ------             -----
Balance at July 29, 1994                  9,000,000    $      3,000    $         --    $  1,561,000     $         --    $  1,564,000
  Net income                                     --              --              --         723,000               --         723,000
                                       ------------    ------------    ------------    ------------     ------------    ------------
Balance at July 28, 1995                  9,000,000           3,000              --       2,284,000               --       2,287,000
  Net income                                     --              --              --       2,849,000               --       2,849,000
                                       ------------    ------------    ------------    ------------     ------------    ------------
Balance at July 26, 1996                  9,000,000           3,000              --       5,133,000               --       5,136,000
  Change in par value to
    $.01 per share                               --          87,000           3,000         (90,000)              --              --
  Public offering of
    2,000,000 shares                      2,000,000          20,000      16,166,000              --               --      16,186,000
  Compensatory
    stock options                                --              --          35,000              --               --          35,000
  Exercise of employee
    stock options                            24,562              --          62,000              --               --          62,000
  Tax benefit from exer-
    cise of stock options                        --              --         201,000              --               --         201,000

  Net income                                     --              --              --       8,447,000               --       8,447,000
                                       ------------    ------------    ------------    ------------     ------------    ------------
Balance at July 31, 1997                 11,024,562         110,000      16,467,000      13,490,000               --      30,067,000
  Exercise of employee stock
     options                                 48,536           1,000         138,000              --               --         139,000
  Acquisition of MegaByte                   104,144           1,000         899,000              --               --         900,000
  Foreign currency translation
     adjustment                                  --              --              --              --            4,000           4,000
  Net income                                     --              --              --       5,265,000               --       5,265,000
                                       ------------    ------------    ------------    ------------     ------------    ------------
Balance at April 30, 1998
    (unaudited)                          11,177,242    $    112,000    $ 17,504,000    $ 18,755,000     $      4,000    $ 36,375,000
                                       ============    ============    ============    ============     ============    ============

                          The accompanying notes are an
           integral part of these consolidated financial statements.

                     PROCOM TECHNOLOGY, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                               NINE MONTHS ENDED
                                                                               -----------------
                                                                         APRIL 30,            APRIL 25,
                                                                           1998                 1997
                                                                       ------------         ------------
                                                                        (UNAUDITED)          (UNAUDITED)
  Cash flows from operating activities:
  Net income                                                           $  5,265,000         $  6,203,000
    Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization                                           466,000              225,000
    Changes in assets and liabilities:
         Accounts receivable                                               (568,000)          (5,684,000)
         Inventories                                                     (1,333,000)             581,000
         Deferred income taxes                                                   --             (362,000)
         Prepaid expenses                                                   203,000             (432,000)
         Other current assets                                              (186,000)             (18,000)
         Other assets                                                        92,000               (2,000)
         Accounts payable                                                     4,000              302,000
         Accrued expenses                                                   762,000               82,000
         Accrued compensation                                               (68,000)          (1,094,000)
         Income taxes payable                                               622,000              893,000
                                                                       ------------         ------------
            Net cash provided (used)
             by operating activities                                      5,259,000              694,000
                                                                       ------------         ------------
Cash flows from investing activities:
  Purchase of property and equipment                                       (610,000)            (497,000)
                                                                       ------------         ------------
            Net cash provided by(used in)investing
             activities                                                    (610,000)            (497,000)
                                                                       ------------         ------------
Cash flows from financing activities:
  Principal payments for capital lease obligations                               --               (6,000)
  Public offering of 2,000,000 shares                                            --           16,059,000
  Exercise of stock options                                                 139,000               25,000
  Borrowings on line of credit                                            1,313,000           38,276,000
  Payments made on line of credit                                        (1,109,000)         (42,461,000)
                                                                       ------------         ------------
            Net cash provided by(used in)financing
             activities                                                     343,000           11,893,000
  Effect of exchange rate changes on cash and cash equivalents
                                                                              4,000                   --
                                                                       ------------         ------------
      Increase (decrease) in cash                                         4,996,000           12,090,000
Cash and marketable commercial paper at beginning of period
                                                                         18,777,000              793,000
Cash and marketable commercial paper at end of period                  $ 23,773,000         $ 12,883,000
                                                                       ============         ============
   Supplemental disclosures of cash flow information:
  Cash paid during the periods for:
    Interest                                                           $     10,000         $    134,000
    Income taxes                                                       $  1,928,000         $  3,388,000


                          The accompanying notes are an
           integral part of these consolidated financial statements.

                     PROCOM TECHNOLOGY, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            FOR THE NINE MONTHS ENDED
                        APRIL 30, 1998 AND APRIL 25, 1997

NOTE 1.  GENERAL

The accompanying financial information is unaudited, but in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position of Procom Technology, Inc. and its consolidated subsidiaries (the "Company") as of the dates indicated and the results of operations for the periods then ended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While the Company believes that the disclosures are adequate to make the information presented not misleading, the financial information should be read in conjunction with the audited financial statements, and notes thereto for the three years ended July 31, 1997 included in the Company's Report on Form 10-K for fiscal 1997. Results for the interim periods presented are not necessarily indicative of the results for the entire year.

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

                                          QUARTERS ENDED                      NINE MONTHS ENDED
                                          --------------                      -----------------
                                   APRIL 30,          APRIL 25,         APRIL 30,          APRIL 25,
                                     1998               1997              1998                1997
                                 -----------        -----------        -----------        -----------

Net income                       $ 1,197,000        $ 2,166,000        $ 5,265,000        $ 6,203,000
                                 ===========        ===========        ===========        ===========

Shares used in per share
computations:
 Basic: Weighted average
   shares outstanding             11,174,000         11,006,000         11,093,000          9,939,000
     Dilutive effect of
       stock options                  81,000            193,000            141,000            173,000
                                 -----------        -----------        -----------        -----------
 Diluted:                         11,255,000         11,199,000         11,234,000         10,112,000
                                 ===========        ===========        ===========        ===========

NOTE 3.   ACQUISITION OF MEGABYTE.

On February 3, 1998, the Company acquired all of the outstanding stock of MegaByte Computerhandels AG ("MegaByte"), a German value added distributor of networking and storage products. The Company issued approximately 104,000 shares of its common stock in exchange for the MegaByte common stock. MegaByte's financial statements and results of operations for periods beginning after February 3, 1998 will be consolidated with those of the Company. The acquisition was treated as a purchase for accounting purposes, with approximately $780,000 allocated to goodwill arising from the excess of the purchase price less the fair value of MegaByte's net assets on the date of closing. The Company will amortize the goodwill over 7 years, and approximately $28,000 in amortization expense is included in the Company's results of operations for the quarter ended April 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

OVERVIEW

   This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, but are not limited to, comments regarding the Company's revenue, revenue mix, product pricing, gross margins, increased promotional, advertising, research and development spending, and the expanded marketing efforts of the Company. Actual results could differ materially from those projected in the forward-looking statements as a result of important factors including, without limitation, competitive product introductions, price competition, any failure or delay in the Company's ability to develop and introduce new products, the failure of any significant customer, drops in the value of the Company's inventories, adverse economic conditions generally and other factors set forth in the Company's filings with the Securities and Exchange Commission.

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

   The Company generally records sales upon product shipment. The Company presently maintains agreements with many of its computer resellers, VARs and distributors that allow limited returns (including stock balancing) and price protection privileges. The Company has in the past experienced high return rates. The Company maintains reserves for anticipated returns (including stock balancing) and price protection privileges. These reserves are adjusted at each financial reporting date to state the Company's estimate of the anticipated returns (including stock balancing) and price protection claims relating to each reporting period. Generally, the reserves will increase as sales and corresponding returns increase but there can be no assurance that such reserves will adequately cover returns or claims as of any specific reporting date. In addition, under a product evaluation program established by the Company, computer resellers, VARs, distributors and end users generally are able to purchase products on a trial basis and return the products within a specified period if they are not satisfied. Evaluation units are not recorded as sales until the customer has paid for such units.

   The Company's sales (other than sales of MegaByte (See Note 3 to Condensed Consolidated Financial Statements) since its acquisition in February 1998) are denominated in U.S. dollars, and accordingly, fluctuations in foreign exchange rates have not had a material adverse effect on the Company's domestic results of operations or financial condition, except to the extent that such fluctuations could cause the Company's products to become relatively more expensive to end users in a particular country, leading to a reduction of sales in that country. With the acquisition of MegaByte, the Company will have increased exposure to foreign exchange rate fluctuations, and the Company's consolidated assets, sales and results of operations may be adversely impacted in the future by unfavorable fluctuations in foreign exchange rates.

   Historically, the Company's gross margins have experienced significant volatility. The Company's gross margins vary significantly by product line, and, therefore, the Company's overall gross margin varies with the mix of products sold by the Company. The Company's markets are also characterized by intense competition and declining average unit selling prices as products mature over the course of the relatively short life cycle of individual products, which have often ranged from six to twelve months. For example, during the quarter ended April 30, 1998, the Company experienced increases in unit sales of certain products, although actual net revenues from sales of those products declined compared on a quarter to quarter basis. In addition, the Company's gross margins may be adversely affected by availability and price increases associated with key products and components from the Company's suppliers, some of which have been in the past, and may in the future be in short supply, and inventory obsolescence resulting from older generation products, increasing return rates which may cause additional inventory obsolescence or the unexpected discontinuance of third party components. Finally, the Company's margins vary with the mix of its distribution channels and with general economic conditions.

RESULTS OF OPERATIONS

   The following table sets forth the Company's statement of operations data as a percentage of net sales for the periods indicated.

                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                              ------------------         -----------------
                                            APRIL 30,   APRIL 25,      APRIL 30,    APRIL 25,
                                               1998        1997          1998         1997
                                               ----        ----          ----         ----
                                           (UNAUDITED)  (UNAUDITED)  (UNAUDITED)    (UNAUDITED)

Net sales                                    100.0%        100.0%        100.0%        100.0%

Cost of sales                                 69.6          66.6          66.7          66.6
                                           -------       -------       -------       -------
  Gross profit                                30.4          33.4          33.3          33.4
Selling, general and administrative
  expenses                                    20.3          17.7          19.7          17.5
Research and development expenses
                                               4.2           3.5           4.3           3.2
                                           -------       -------       -------       -------
  Operating income (loss)                      5.9          12.2           9.3          12.7
Interest income and (expense), net
                                               1.1           0.6           1.0           0.1
                                           -------       -------       -------       -------
  Income (loss) before income
    taxes                                      7.0          12.8          10.3          12.8
Provision (benefit) for income
  taxes                                        2.8           5.1           4.0           5.0
                                           -------       -------       -------       -------

  Net income (loss)                            4.2%          7.7%          6.3%          7.8%
                                           =======       =======       =======       =======

QUARTER AND NINE MONTHS ENDED APRIL 30, 1998 COMPARED TO QUARTER AND NINE MONTHS ENDED APRIL 25, 1997

    Net Sales

   Net sales increased 1.6% from $28.1 million for the quarter ended April 25, 1997 and 21.3% from $23.5 million for the quarter ended January 31, 1998 to $28.5 million for the quarter ended April 30, 1998. This increase over the prior quarters was primarily due to the net sales of MegaByte, offset by declining demand for the Company's CD servers and arrays as well as reduced industry wide demand for the Company's disk drive upgrade subsystems for desktop computers, combined with the effect of significant price erosion and lower average unit selling prices which occurred during the quarter. The Company expects to see a continued weakness in the demand and continuing price erosion for its upgrade disk drive storage products and CD-ROM Network Storage Solutions throughout the fourth quarter of fiscal 1998. For the quarter ended April 30, 1998, sales of the Company's "Intelligent Network Storage Products", which comprise CD servers and arrays and RAID storage systems and certain network software and hardware components sold by MegaByte, comprised approximately 52% of net sales, and sales of disk drive storage upgrade products comprised approximately 48% of net sales. International sales, increased to $7.5 million, or approximately 26% of net sales, in the three months ended April 25, 1998 compared to $2.2 million, or approximately 8% of net sales, in the quarter ended April 25, 1997 as the Company recognized sales of MegaByte in the current quarter. Net sales for the nine months ended April 30, 1998 were $83.3 million, up from $79.6 million for the nine months ended April 25, 1997. The year over year growth in sales for the nine month period was caused by the additional revenues of MegaByte in the current quarter offset by the relatively flat sales of the Company's net sales of CD Servers and arrays and its desktop and notebook storage subsystems.

    Gross Profit

   The Company's gross margins decreased from 33.4% of net sales for the quarter ended April 25, 1997 to 30.4% of net sales for the quarter ended April 30, 1998, while gross margins decreased from 33.4% of net sales for the nine months ended April 25, 1997 to 33.3% of net sales for the nine months ended April 30, 1998. These decreases were primarily the result of the inclusion of the sales of MegaByte which traditionally have experienced lower gross margins, sales of lower margin disk drive upgrade products, and to a lesser extent, reductions in sales of CD Servers and Arrays. In addition, the Company maintained higher margins on sales of certain disk drive upgrade products for notebook computers, which offset some of the effect of competition and price erosion typical in the disk drive upgrade industry. While the Company expects to transition the product mix of MegaByte in the future toward higher margin, higher value added products, it nonetheless expects that its consolidated gross margins will be impacted by MegaByte's sales as well as the continuing pricing erosion and inventory obsolescence which has occurred, and is expected to continue to occur, in the future.

    Selling, General and Administrative Expenses

   Selling, general and administrative expenses increased from $5.0 million, or 17.7% of net sales for the quarter ended April 25, 1997, to $5.8 million, or 20.3% of net sales for the quarter ended April 30, 1998, while selling, general and administrative expenses increased from $13.9 million, or 17.5% of net sales for the nine months ended April 25, 1997, to $16.4 million, or 19.7% of net sales for the nine months ended April 30, 1998. The dollar increase in selling, general and administrative expenses for the second quarter of fiscal 1998 compared to the same quarter in fiscal 1997 was primarily a result of the inclusion of approximately $900,000 in MegaByte selling and general costs, increased trade show costs, increased personnel and related costs necessary to support the Company's growth plans, offset by reductions in advertising costs and sales commissions, due to the reduction in net sales. The dollar increase for the nine month period in fiscal 1998 was primarily the result of the inclusion of MegaByte's increased trade show costs, and increased personnel and related costs necessary to support the Company's growth plans. In addition, for the three months ended April 30, 1998, selling, general and administrative costs were reduced by approximately $200,000 as the Company failed to attain its operating performance goals, and therefor reduced the estimate of accrued bonuses payable to the Company's employees and executives. The Company anticipates that the dollar amount of its selling, general and administrative expenses will increase as the Company continues to expand its efforts to penetrate certain sales channels by establishing field sales offices and continues to strengthen and upgrade its existing management information and telecommunications systems.

    Research and Development

   Research and development expenses increased from $.98 million, or 3.5% of net sales for the quarter ended April 25, 1997, to $1.2 million, or 4.2% of net sales for the quarter ended April 30, 1998, while research and development expenses increased from $2.5 million, or 3.2% of net sales for the nine months ended April 25, 1997, to $3.6 million, or 4.3% of net sales for the nine months ended April 30, 1998. The increases were primarily due to continued increases in additional hardware developers and software programmers, including the use of independent contract programmers and increased related support costs to develop additional products and enhance existing product features. In addition, the current year nine month results include license amortization of approximately $140,000 as the Company has purchased licenses to utilize its software products with existing software. The Company anticipates that the dollar amount of its research and development expenses will continue to increase, and also may increase as a percentage of net sales, with the expected addition of dedicated engineering resources to develop new product categories. These additions are being made to increase the likelihood that the Company's products will be compatible with a wide range of hardware platforms and network topologies and to further develop CD-FORCE, the Company's proprietary client/server management storage architecture. In addition, the Company intends to continue to update software drivers to ensure that the Company's CD servers and arrays function with a variety of hardware platforms and network operating systems. To date, all of the Company's software development costs have been expensed as incurred, as the impact of capitalizing software costs under Financial Accounting Standard No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" would have been immaterial to the Company's financial statements.

     Income Taxes

     The Company's effective tax rates for the three quarters ended April 30, 1998 and April 25, 1997 were approximately 38.9.% and 39.2% of pretax income, which approximate the federal and state statutory rates with modest reductions for benefits resulting from the Company's use of its foreign sales corporation ("FSC") and benefits accruing from the increases in research and development activity, causing an increased research and development credit in the 1998 fiscal year. This increased benefit is offset somewhat by the MegaByte's current foreign operating loss, for which only a reduced benefit is available. The Company expects that its tax rate may be reduced in future periods if MegaByte should become profitable, and thereby permit the use of approximately $100,000 in net operating loss carryforwards for which no tax asset has been recorded.

     Interest Income and Expense

  As a result of the initial public offering of 2,000,000 shares of the Company's common stock completed in December 1996, the Company received net proceeds, after underwriting discounts and offering costs, of approximately $
15.9 million. As a result of the offering net proceeds, the Company, in late December 1996 reduced amounts outstanding under its line of credit, thereby reducing interest expense, and invested the remaining proceeds in short-term investment grade commercial paper, thereby earning interest income. In addition, after the acquisition of MegByte, the Company incurred interest expense of approximately $10,000 before the Company paid down the amount outstanding on MegByte's credit line. Accordingly, net interest income and expense for the third quarter of fiscal 1997 was $ 167,000 and $0, while interest income and expense generated in the third quarter of fiscal 1998 was $316,000 and $10,000.

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

   Historically, as the Company has planned and implemented new products, it has experienced unexpected reductions in sales and gross profit of older generation products as customers have anticipated new products. These reductions have in the past given and could continue to give rise to charges for obsolete or excess inventory, returns of older generation products by computer resellers, VARs and distributors or substantial price protection charges. While the Company attempts to work with its stocking customers to maintain appropriate levels of inventories and reduce returns or price protection charges, there can be no assurance that such efforts will actually reduce inventory carrying costs or the losses resulting from returns or charges from such customers. From time to time, the Company has experienced and may in the future experience inventory obsolescence resulting from the unexpected discontinuance of third party components, such as disk drives, included in the Company's products. To the extent that inventories are not successfully processed, or that returns of inventories increase and such returns can not be effectively processed, there may be a resulting negative impact on the Company's gross margins and results of operations. Also, to the extent the Company is unsuccessful in managing product transitions, it may have a material adverse effect on the Company's business, financial condition and results of operations.

   The Company also has historically capitalized on short-term market opportunities for volume purchases of certain components at favorable prices. For example, the Company believes that in the quarter ended April 30, 1998, it saw significant reductions of opportunities to sell significant volumes of high capacity disk drive upgrade products, which resulted in reduced revenues and lost gross profit, impacting the Company's sales and results of operations for that quarter. The Company also has experienced, and expects to continue to experience, reduced demand and revenues for its CD Servers during the quarter ended April 30, 1998, and is continuing to analyze the market demands and opportunities for those products in the future while transitioning existing users to more complex information access solutions such as CD-FORCE where possible. Finally, the Company's recent acquisition of MegaByte will present the Company with additional challenges to market its products internationally, where sales and results of operations may be subject to additional factors, such as currency fluctuations, local market conditions and economic conditions worldwide.

LIQUIDITY AND CAPITAL RESOURCES

   In November 1994, the Company instituted a revolving line of credit with Finova Capital ("Finova"). The facility was amended in November 1996 to provide the Company with up to $20.0 million in working capital loans, based upon the Company's accounts receivable and inventory levels. The line of credit accrues certain commitment fees, unused facility fees and interest on outstanding amounts at the lender's prime rate (8.0% at April 30, 1998) plus 1.5%. Finova also makes available to the Company various flooring commitments pursuant to which the Company may finance the purchase of up to $13.0 million in inventory (less any amounts outstanding in working capital loans) from certain of the Company's vendors who have credit arrangements with Finova. As of April 30, 1998, there was no balance outstanding under the credit facility, and $2.8 million outstanding under the flooring arrangements. The agreement governing the credit facility requires the Company to maintain certain financial covenants (including the maintenance of working capital of at least $500,000), minimum levels of tangible net worth and minimum levels of liquidity. As of April 30, 1998, the Company was in compliance with the covenants of the Finova line of credit. The term of the line of credit expires on November 29, 1998, but automatically renews for successive one year periods unless terminated by either party within a specified period in advance of the automatic renewal date.

   On February 3, 1998, the Company issued 104,144 shares of its common stock valued at $900,000 to acquire all of the outstanding stock of MegaByte, a German distributor of high end networking products. In addition, the Company assumed, and then paid down, existing credit lines of MegaByte of approximately $1.1 million. The excess of the purchase price over the fair value of the net assets of MegaByte on the date of acquisition was approximately $780,000, which is considered goodwill and which will be amortized over 7 years.

   As of April 30, 1998, the Company had cash balances of $ 23.8 million and approximately $11.1 million of availability under its line of credit. The Company believes that the cash proceeds from its December 1996 public offering, together with existing cash balances and available credit under its existing line of credit, will be sufficient to meet anticipated cash requirements for at least the next twelve months. As of April 30, 1998, the Company had no material commitments for capital expenditures. While the Company has no present plans, agreements or commitments to make any acquisitions, the Company intends to actively pursue opportunities to acquire businesses, products and technologies that are complementary to those of the Company. In the event the Company's plans require more capital than is presently anticipated, the Company's remaining cash balances may be consumed and additional sources of liquidity such as debt or equity financings may be required to meet working capital needs. There can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required nor that any such required additional capital will be available on reasonable terms, if at all, at such time or times as required by the Company.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

  As previously disclosed in the Company's Report on Form 10-K for the year ended July 31, 1997, the Company was threatened with a claim by Miradco International Corporation, a private company based in Newport Beach, California, consisting of two principals ("Miradco"), regarding a purported breach of an alleged oral contract between the Company and Miradco. Miradco has asserted that it is entitled to receive up to 280,000 shares of the Company's common stock as payment for financial advisory services purportedly rendered to the Company by Miradco. The Company unequivocally denies the existence of any oral contract with Miradco, and believes any oral contract claim of Miradco is entirely without merit. The Company and one of its officers were served in December, 1997 with a Complaint of Miradco filed in Orange County Superior Court, Case No. 788412, which seeks to recover the value of 280,000 shares, and in addition, punitive damages for what the Complaint alleges were negligent or fraudulent misrepresentations in connection with the alleged agreement. The Company and the officer intend to defend themselves vigorously with respect to the oral contract and misrepresentation claims and to assert any and all rights the Company and the officer has related to such claims. While discovery is now continuing, the Company does not currently believe the Miradco lawsuit will have a material adverse effect on the Company's business, results of operations or financial condition.

Item 2.  Changes in Securities and Use of Proceeds.

        Not applicable.

Item 3.  Defaults Upon Senior Securities.

        Not applicable.

Item 4.  Submission of  Matters to a Vote of Security Holders.

        Not applicable.

Item 5.  Other Information.

        On February 3, 1998, the Company acquired all of the outstanding capital stock of MegaByte Computerhandels AG ("MegaByte"), a German corporation in exchange for 104,144 shares of its common stock. The Company shares were issued to the former owners of the MegaByte capital stock without registration under the Securities Act of 1933 (the "Act") in reliance on the exemption from registration provided by Regulation S promulgated under the Act. See Note 3 to Consolidated Condensed Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K.

        (a) See Exhibit Index. No Statement re: Computation of Per Share Earnings is included, because the computation can be clearly determined from material contained in this Report. See the Consolidated Statements of Operations, and the Notes thereto.

        (b) No reports on Form 8-K have been filed during the quarter for which this Report on Form 10-Q is filed.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, County of Orange, State of California, on the 10th day of June, 1998.

                                                PROCOM TECHNOLOGY, INC.


                                                By: /s/   Alex Razmjoo
                                                    -----------------------
                                                    Alex Razmjoo
                                                    Chairman, President and
                                                    Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-Q has been signed below by the following persons in the capacities and on the dates indicated.

               SIGNATURE                             TITLE                                DATE
               ---------                             -----                                ----


   /s/        Alex Razmjoo               Chairman of the Board, President              June 10, 1998
---------------------------------------  and Chief Executive Officer (Principal
              Alex Razmjoo               Executive Officer)


   /s/         Alex Aydin                Executive Vice President, Finance             June 10, 1998
---------------------------------------  and Administration (Principal Financial
               Alex Aydin                Officer)


   /s/       Frederick Judd              Vice President, Finance and                   June 10, 1998
---------------------------------------  General Counsel (Principal Accounting
             Frederick Judd              Officer)



                                             INDEX TO EXHIBITS

                                                                                                   SEQUENTIALLY
      EXHIBIT                                                                                         NUMBER
      NUMBER                          DESCRIPTION                                                       PAGE
     --------                         -----------                                                      ------

         3.1+  Amended and Restated Articles of Incorporation of the Company

         3.2+  Amended and Restated Bylaws of the Company

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

        10.7+  Form of Registration Rights Agreement

        10.8+  Lease, dated February 10, 1992, between 2181 Dupont Associates and the Company, as amended

        10.9+  Loan and Security Agreement, dated November 18, 1994, by and between the Company and FINOVA Capital Corporation, as amended

        11.1+  Statement re: Computation of Earnings Per Share

        21.1+  List of Subsidiaries

        27.1   Financial Data Schedule

----------

+  Previously filed