Form 10-K
period 1998-07-31
PROCOM TECHNOLOGY INC
filed 1998-10-29
CIK 1025711

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

                                    FORM 10-K
             FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      (Mark One)
        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended July 31, 1998



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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:    None.

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
--------------------------------------------------------------------------------
                                (Title of Class)

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

Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        As of September 30, 1998, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was approximately $22.4 million.

        The number of shares of Common Stock, $.01 par value, outstanding on September 30, 1998, was 11,181,142.


                       DOCUMENTS INCORPORATED BY REFERENCE

        Information required by Part III is incorporated by reference to portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1998 fiscal year.

                             PROCOM TECHNOLOGY, INC.
                       INDEX TO ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED JULY 31, 1998


                                     PART I
Item 1.    Business.................................................................
Item 2.    Properties...............................................................
Item 3.    Legal Proceedings........................................................
Item 4.    Submission of Matters to a Vote of Security Holders......................

                                     PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters.....
Item 6.    Selected Financial Data..................................................
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations....................................................
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk...............
Item 8.    Financial Statements and Supplementary Data..............................
Item 9.    Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosures....................................................

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.......................
Item 11.   Executive Compensation...................................................
Item 12.   Security Ownership of Certain Beneficial Owners and Management...........
Item 13.   Certain Relationships and Related Transactions...........................

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K .........

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

        Historically, the Company's fiscal year was a 52 or 53 week year ending on the Saturday nearest July 31. During the fiscal year ended July 31, 1997, the Company modified its accounting period so that each quarter and yearly accounting period would end on the last day of each month. Accordingly, the fiscal year ended July 31, 1997 contains four additional days. Unless otherwise indicated, references herein to specific years and quarters are to the Company's fiscal years and fiscal quarters.

        The Company's principal executive offices are located at 2181 Dupont Drive, Irvine, California, 92612; its telephone number is (949) 852-1000 X 4257 and its web site is HTTP://WWW.PROCOM.COM.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Procom Technology, Inc. ("Procom"), and its wholly owned subsidiaries, Megabyte Computerhandels AG ("Megabyte"), Invincible Technologies Acquisition Corporation ("Invincible"), and Procom FSC, all referred to herein as the "Company",designs, manufactures and markets enterprise-wide data storage and information access solutions that are compatible with all major hardware platforms, operating systems and network protocols. During the year ended July 31, 1998, the Company completed the acquisitions of Megabyte, a German based distributor/reseller of high end networking solutions, and Invincible Technologies Corporation, a Masschusetts based developer and reseller of high capacity, fault tolerant network storage solutions. See "Acquisitions."

     The Company has become a leading provider of CD-ROM servers and arrays as a result of its extensive distribution channels as well as the scalability, performance, ease of use and multi-protocol support of its products. The Company provides end users with disk drive upgrades for servers, desktop and notebook computers and also provides high performance, fault tolerant RAID solutions (Redundant Array of Independent Disks) and tape backup subsystems. The Company utilizes computer resellers, value-added resellers ("VARs") and distributors to sell nearly all of its products to a wide variety of end users, including Fortune 500 corporations, governmental agencies and financial and educational institutions, while a small amount of higher capacity storage products are sold directly to end-users.

     Recognizing the growing demand for fast and reliable access to large volumes of information increasingly stored on CD-ROM media across enterprise-wide networks, the Company introduced the first of its CD server and array products in early 1994. These products enable a large number of network users to simultaneously access computer data stored on multiple CD-ROMs. The Company has recently introduced its CD FORCE server, which provides plug and play compatibility with most popular operating systems and network topologies and improves functionality by relieving the network operating system from the burden of managing requests for access to information stored on CD-ROMs. The CD FORCE server incorporates Procom's CD FORCE software, which manages network connectivity and access to information contained on CD-ROMs. The Company has continued to improve the capacity and performance of its product offerings, which include the Company's DATAForce products, which provide access to up to 12 Gigabytes of information on CD-ROM to users at disk drive access times.

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

     The key elements of the Company's strategy include the following: (i) developing additional network storage products incorporating the Company's proprietary storage management software; (ii) accessing end users in key vertical markets by leveraging relationships with computer resellers, VARs and distributors; (iii) expanding relationships with key component suppliers in order to enable the Company to anticipate and respond to technological developments; (iv) making selected acquisitions to expand or strengthen the Company's product offerings or distribution abilities, and (v) delivering timely storage solutions compatible with all major operating systems and network topologies.

     The Company's CD servers and arrays can be configured for Unix, Novell NetWare, IBM OS/2 Warp, Windows NT, Windows 95, Windows 3.1 and Macintosh OS, while supporting different topologies such as Ethernet, FDDI, Fast Ethernet and Token Ring. The Company's high-capacity storage subsystems will support varying RAID levels to meet virtually any network or operating system storage requirements. The Company's major customers include Vanstar Corporation, Entex Information Services Inc., Inacom Corporation, Ingram Micro, Inc. and Tech Data Corporation, and end users include Microsoft Corporation, Ernst & Young, Fedex Corporation, Prudential Insurance Company and Bank One Corporation

BACKGROUND

     In recent years, there has been a significant migration to client/server and network computing. Today's networks are much larger and more complex than early networks, often consisting of multiple servers (application servers, file servers, database servers and communications servers) and hundreds or even thousands of desktop clients manufactured by a number of different vendors. These servers and clients may utilize a number of different operating systems, including Unix, Novell NetWare, IBM OS/2 Warp, Windows NT, Windows 98, Windows 95, Windows 3.1 and Macintosh OS. The distributed nature of these networks, together with the increased use of computers throughout organizations to create and store files, has resulted in an increase in the amount and dispersion of critical data across the clients and servers on these networks.

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

PROCOM SOLUTION

     The Company provides a wide range of products designed to address the data storage and information access requirements of client/server computing environments. The Company's CD servers and arrays, disk drive upgrades and RAID and tape backup subsystems are easy to install and use and have a relatively low overall cost of ownership. Procom's CD servers and arrays address the use of CD-ROM as a cost-effective medium for the distribution of large amounts of information. The Company's RAID and tape backup subsystems provide high performance, fault tolerant storage of over a terabyte of data for large network information databases. The Company's CD servers and arrays together with the Company's RAID and tape product offerings are sometimes referred to as the Company's "Intelligent Network Storage Products". The Company's disk drive upgrades allow users to utilize their existing hardware for longer periods of time, thereby extending the life of their initial investment

     The Company's recently introduced CD FORCE CD-ROM network server incorporates an embedded operating system that centralizes data access management services, thereby reducing administrative costs. This embedded operating system is based on the Company's managed enterprise storage architecture ("DATAFORCE"). DATAFORCE's operating system software is designed to provide non-intrusive plug and play compatibility with most popular network operating systems, allowing products incorporating the DATAFORCE architecture to be installed by simply connecting one cable to the network. The central processing unit contained in each DATAFORCE-equipped server is designed to allow the server to manage and process data without burdening the network server. See "-- Products and Technology -- Products Under Development."

     The core elements of the Company's solution include:

     Broad Product Line. The Company supplies a wide range of products with a variety of prices, storage capacities, access times, storage media, hardware/software combinations and levels of redundancy. The Company's products are designed to meet a broad spectrum of end user data storage and information access needs and range from disk drive storage upgrade products to the Company's DATAForce products, a CD-ROM and hard disk combination, which the Company believes has the fastest CD-ROM access time and data transfer rates available. The Company's broad range of products allows its computer reseller and VAR customers to utilize Procom as a single source to satisfy the storage requirements of a wide range of end users, thereby reducing the need for multiple vendors.

     Modular and Scalable Design. The Company's products are designed to address the evolving data storage and information access requirements of enterprise-wide computing environments. The products are modular and can be linked together to accommodate a customer's expanding data storage and information access requirements.

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

     Reduced Cost of Ownership. The Company incorporates a number of features into its products that reduce the costs associated with both the installation of its products and the down-time of networks and storage systems. The Company's products include numerous fault tolerant features, such as redundant and hot-swappable power supplies and fans and hot-swappable disk and CD-ROM drives that allow users to repair a damaged drive without interrupting the operation of the network. The Company's CD-ROM and RAID products include features that reduce administrative costs for network administrators by providing remote management and notification of actual or potential system or component failures, and its RAID products also provide automatic reconstruction of data and easy adjustment of RAID levels. In addition, the operating system software incorporated into the Company's DATAFORCE architecture is designed to further reduce administrative costs by centralizing network data storage management.

     Multi-platform, Multi-protocol Support. Procom's products are compatible with a wide range of client networks and operating systems, including Unix, Novell NetWare, IBM OS/2 Warp, Windows NT, Windows 98, Windows 95, Windows 3.1 and Macintosh OS. In addition, the Company's products support multiple network topologies such as Ethernet, FDDI, Fast Ethernet and Token Ring. This compatibility allows customers to implement the Company's storage solutions in a broad range of enterprise-wide computing environments.

BUSINESS STRATEGY

     The Company's objective is to provide products that fulfill customers' evolving needs for data storage and information access products across all major computers and operating systems. The key elements of the Company's strategy to achieve this objective are as follows:

     Develop Additional Network Attached Storage Products. The Company is focused on developing NETFORCE server products that will enable networks to provide and manage additional storage capacity more efficiently. These products will share many of the design characteristics of the Company's current CD FORCE network server, integrating a high performance central processing unit, network interface card and Procom's proprietary embedded operating system software, and will be designed to allow users on the network to store and access information more quickly. The Company plans to develop additional Intelligent Network Storage Products, such as storage management software and additional servers that will utilize a variety of storage media, including hard disks (with RAID functionality) and magnetic tape, which can be attached directly to and will be compatible with a wide variety of network environments. See "Risk Factors -Rapid Technological Change; Short Product Life Cycles".

     Enhance Reseller and Distributor Relationships. The Company focuses its marketing efforts on developing an awareness of the Company's data storage and information access solutions with various computer resellers, VARs and distributors of its products. These relationships provide the Company with indirect access to and improved visibility among large corporations and other institutional end users. The computer resellers, VARs and distributors also function as a sales force for the Company, allowing the Company to reach a large number of end users without incurring the significant expenditures associated with a direct sales force, and provide ongoing service for the Company's storage systems. The Company intends to sell a broader range of its products and services to these existing customers. In the future, some of the Company's higher capacity storage systems may be sold directly to end-users. See "Risk Factors-Customer Concentration; Distribution Strategy; Inventory Protection".

     Target Vertical Markets and End-Users. The Company promotes higher levels of sales of its CD servers and arrays through its channel partners by targeting a portion of its marketing efforts to specific end users that require enterprise-wide access to information published on CD-ROM, such as law and accounting firms, educational organizations, medical service providers and governmental agencies. The Company employs a similar strategy with regard to the sale of its high capacity RAID solutions by targeting its marketing efforts to end users with large information storage and access requirements, such as companies that have recently migrated from mainframe computer systems to personal computer networks, video-on-demand providers and companies developing electronic imaging and internet and intranet storage intensive applications. The Company intends to continue to target these vertical markets in the future. In addition, the Company has sales and support offices in Washington, DC, New York, Boston, Dallas and Chicago and intends to continue to open additional sales offices in strategic locations to enhance the Company's ability to market its products to, and meet with, potential end-users.

     Expand Strategic Relationships. The Company seeks to expand its relationships with the primary suppliers of components of its products, including drive manufacturers such as Seagate Technology, Inc. and Toshiba and network software operating system developers such as Novell, Inc. and Microsoft Corporation and third party storage management software publishers such as VERITAS. These relationships have provided the Company with early access to information regarding future product releases and technological developments that allow the Company to anticipate and respond to market opportunities. The Company also collaborates with manufacturers regarding the design of many components that the Company ultimately incorporates into its data storage and information access products. In addition, the Company maintains relationships with content providers, such as legal publishers and video suppliers. These relationships provide the Company with opportunities to receive free publicity and promotion within niche end user markets when content providers utilize Procom data storage and information access systems in conjunction with the display of their own products at trade shows and other marketing events. Finally, the Company also maintains informal relationships with certain end users of its products that enable the Company to learn of and respond to changing end user needs. The

Company intends to expand its relationships with suppliers and manufacturers, content providers and end users in the future. See "Risk Factors-Substantial Competition; Risk Factors-Rapid Technological Change; Short Product Life Cycles".

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

PRODUCTS AND TECHNOLOGY

     The Company's principal product lines are the Intelligent Network Storage Products, such as CD servers and arrays (including DVD servers and arrays) and RAID and tape backup subsystems, and disk drive upgrade products. These product lines accounted for approximately 47% and 53%, respectively, of the Company's net sales in fiscal 1997 and approximately 52% and 48%, respectively, of the Company's net sales in fiscal 1998. Many of the Company's products are offered in a variety of storage capacities and performance levels and, as a result, are sold at varying prices. See "Risk Factors -- Dependence on CD Servers and Arrays."

Intelligent Network Storage Products-CD Servers and Arrays

     The Company's CD servers and arrays provide an efficient method by which to store and share large amounts of information across a network. The Company's CD servers and arrays are available in a variety of plug and play configurations, from four to 63 CD drives, and can be configured with either 16x, 32x or 40x CD-ROM drives. In addition, the Company has introduced DATAForce products, a CD-ROM and hard disk combination, which allows access to information on 10 or 20 CD-ROMs to be available to users at disk drive access times. Several CD arrays also are available as servers, configured at the Company's factory with specified hardware and software. The Company provides each CD server and array with optional software drivers for Unix, Novell NetWare, IBM OS/2 Warp, Windows NT, Windows 98, Windows 95, Windows 3.1, and Macintosh OS. Many of the Company's CD servers and arrays contain the Company's built-in "Smart SCSI CD" board, which maps up to seven CD drives to a single SCSI ID, thereby allowing additional CD servers and arrays to be added to a network. The Company's CD FORCE Server incorporates the Company's DATAFORCE architecture and is designed to (i) provide plug and play compatibility with most popular network operating systems, (ii) function without burdening the network server and (iii) provide cross/multi-platform compatibility. The Company's internally developed CD-ROM network data access management software is not presently available on all major hardware platforms, and of the Company's CD servers and arrays shipped to date that contain network data management software, substantially all included third-party software. See "Risk Factors -- Dependence on CD Servers and Arrays." In addition, by working with CD manufacturers and component suppliers, the Company has developed special enclosures to provide security for the CDs and prevent their loss, theft or damage.

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

     Disk Drive Upgrades

     The Company remains committed to supplying products that enhance the performance and capacity of notebook and desktop computers, as well as network servers. The addition of a single high-capacity hard disk drive subsystem to a network server adds several gigabytes of storage capacity and improves overall speed and performance. A complete installation kit is included with each hard disk drive for easy integration. Several hard disk drives can be combined to enable data to be spanned, striped or mirrored in a variety of configurations. Due to the increase in the popularity of notebook computers, sales of the Company's ATOM notebook upgrade drive kits constituted 23% of net sales in fiscal 1997 and 30% of net sales in fiscal 1998.

     The Company also offers CD-ROM drives for stand-alone desktop applications and a variety of other storage peripheral products.

    Products Under Development

     The Company's product development priorities are aimed at meeting the growing market demand for complete storage solutions that are capable of addressing the evolving needs and challenges associated with distributed network computing. Current product development efforts focus on developing and integrating the Company's proprietary software as a value-added component of the Company's complete storage solutions for "Network Attached Storage Products." The Company is continuing to enhance its DATAFORCE and NETFORCE family of products (previously referred to by the Company as "MESA"), to address the growing complexity of network data storage management that has resulted from increases in heterogeneous network computing environments and the amount and complexity of data. The DATAFORCE client/server storage management architecture incorporates an embedded operating system designed to centralize data storage management services, and thereby reduce administrative costs associated with data storage management. DATAFORCE's operating system software furnishes it with non-intrusive plug and play compatibility with most popular network operating systems, allowing products incorporating the DATAFORCE architecture to be installed by simply connecting one cable to the network. The multi-platform support provided by DATAFORCE will enable client workstations to use their own operating systems and still benefit from the functionality of DATAFORCE without any additional software. The central processing unit contained in each DATAFORCE-equipped server is designed to allow the server to manage and process data without burdening the network server. DATAFORCE is being designed to provide a cost-effective storage management solution that supports heterogenous client/server computing environments, is scalable to support networks and allows clients using multiple operating systems to access simultaneously a single storage system. DATAFORCE-equipped products enable systems administrators to manage CD-ROM storage systems and are being designed to manage other storage systems either locally or remotely and provide administrators with the ability to monitor and restrict access by end users within the network. The Company's recently released CD FORCE server incorporates the Company's DATAFORCE architecture and is designed to centralize data management storage services for information contained on CD-ROM. See "Intelligent Network Products -- CD Servers and Arrays." No assurances can be given, however, that the Company will be successful in any of its product development efforts or that, even if successfully developed, the Company's products will achieve timely market acceptance. See "Risk Factors -- Rapid Technological Change; Short Product Life Cycles" and "-- Research and Development."

CUSTOMERS AND APPLICATIONS

     The Company sells its products principally to computer resellers, VARs and distributors, which in turn sell to end users of the Company's products. During fiscal 1997 and fiscal 1998, one customer accounted for approximately 12% and 9% of net sales, respectively. In addition, three customers accounted for approximately 47% and 36% of total accounts receivable on July 31, 1997 and July 31, 1998, respectively. The loss or financial distress of any of these customers could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors -- Customer Concentration; Distribution Strategy Risks; Inventory Protection."

     End users of the Company's products include Fortune 500 corporations, government agencies and financial and educational institutions.

SALES AND MARKETING

     The Company's strategy is to deploy a comprehensive sales, marketing and support infrastructure to meet the data storage and information access requirements of users of complex client/server networks, both in the U.S. and internationally. The Company uses multiple distribution channels to reach end user customers. In the United States, the Company has agreements with and sells its products through domestic computer aggregators who operate as both aggregators and distributors, such as MicroAge, whose distribution arm recently changed its name to Pinacor, and Inacom Corporation, as well as smaller independent VARs and computer resellers. The Company also sells its products to computer resellers that function as corporate computer consultants to large corporations, educational institutions and governmental agencies, and maintains sales agreements with many of these consultants. These corporate computer consultants include GE Information Services, Entex Information Services, Vanstar Corporation and others. Often these entities, and many of the Company's other customers, consult with end users of the Company's products in business and government, and then incorporate the Company's products into larger overall enterprise solutions. The Company also relies on computer distributors such as Tech Data Corporation and Ingram Micro to sell the Company's products nationally. Outside the United States, the Company's products are sold through approximately 40 major distributors in a number of countries throughout the world. See "Risk Factors -- Customer Concentration; Distribution Strategy Risks; Inventory Protection." During the year ended July 31, 1998, the Company acquired a small German distribution company, Megabyte Computerhandels AG ("Megabyte"), and now utilizes Megabyte as a European distribution, sales and support facility.

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

     Historically, the Company enjoyed a relatively short sales cycle due to the low cost of its disk drive upgrade products. The typical sales cycle, from the time an end user contacted a reseller to the shipment by the Company of the desired product, often took less than one week. However, as the Company's product mix has shifted to increasingly complex and higher priced data storage and information access solutions, the Company's sales cycle has lengthened significantly. Because Procom's CD servers and arrays and RAID storage and access systems often represent a significant expenditure for end users, these users frequently require the approval of several individuals within their organization before placing purchase orders. In addition, the complexity of the Company's storage and RAID storage access solutions often require the Company to demonstrate its products for end users, further lengthening the sales cycle. In response to increasing demand from end users, the Company has instituted an evaluation program that provides for a specified period in which end users may install and evaluate the Company's products. Evaluation units are not booked as revenue until the Company has received payment for such units. During fiscal 1997 and fiscal 1998, approximately 48% and 33%, respectively, of all evaluation units were purchased at the end of their trial period. Evaluations leading to purchases declined in fiscal 1998 due to a significant number of evaluations of tape and other storage backup units which were not purchased by end users during fiscal 1998.

     The Company maintains a sales, sales support and marketing staff that at July 31, 1998 consisted of 124 people, approximately 80 of whom were located at the Company's principal offices in Irvine, California. The Company's sales are made to computer resellers, VARs and distributors through telemarketing efforts by sales representatives. The Company has recently hired U.S. field sales representatives in Texas, Florida, Washington, DC and New York, and is considering the implementation of a field sales force in various cities throughout the U.S. In addition, the Company has recently added independent sales representatives in Canada and France. The field sales representatives provide, among other things, regional technical support for customers, perform product demonstrations and, where desirable, accompany computer resellers and VARs on sales calls with end users. The acquisition of Megabyte, which sells Megabyte primarily to German, European and Middle Eastern customers, increased the percentage of products sold by the Company to international customers increase for fiscal 1998 compared to fiscal 1997 and 1996. For fiscal 1996, 1997 and

1998, international sales represented approximately 11%, 7% and 17%, respectively, of the Company's net sales. See "Risk Factors -- Risks of International Sales and Operations."

     The Company's marketing group is engaged in a number of activities designed to help the Company achieve better market recognition and increased sales. This group's responsibilities include (i) advertising in magazines targeted to specific markets, (ii) conducting various promotional programs with the Company's computer resellers, VARs and distributors, including cooperative advertising arrangements and special programs where employees of the Company's computer resellers, VARs and distributors can earn cash awards for their efforts in recommending or selling the Company's products to end users, (iii) coordinating the Company's participation in various trade shows, including COMDEX and specific vertical applications shows such as LegalTech and (iv) cooperating with publishers and authors of industry magazines in the testing and review of the Company's products, since market acceptance of each new generation of products is influenced significantly by reviews in leading computer industry magazines and related awards.

CUSTOMER SERVICE AND SUPPORT

     The Company employs engineers and technicians who work closely with the Company's sales personnel to assist computer resellers, VARs and distributors and end users with pre- and post-sales support matters, as well as to provide customers with technical support, education, training and consulting services. The Company's customer service and technical support staff at July 31, 1998 consisted of approximately 42 people, 22 located in Irvine, California and 10 at each of Megabyte and Invincible. Customer service personnel provide customer service through software driver updates, upgrade programs and warranty service. Technical support personnel assist end users and distributors by telephone, facsimile and on-line services, including 24-hour bulletin board services and World Wide Web sites, in the installation, configuration and use of the Company's products. The Company also relies on its computer resellers, VARs and distributors to provide technical support and service. During fiscal 1998, the Company utilized the services of Unisys, a national provider of computer technical services ("Unisys"), to provide on-site installation and service to end users of its high capacity CD servers and arrays. The Company offers warranties on its products ranging from one to five years. The Company's primary warranty efforts consist of accepting defective products from customers and either repairing them or returning the defective component to the original manufacturer for repair or replacement during the applicable warranty period. The Company generally protects itself by extending to its customers a warranty that corresponds to the warranty provided to the Company by its suppliers. However, if a supplier were to fail to meet its warranty obligations, the Company would be forced to assume responsibility for warranties on all components manufactured by that supplier. Such an event could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors -- Warranty Exposure."

RESEARCH AND DEVELOPMENT

     The Company believes that continued investment in research and development is critical to the Company's ability to continue to introduce, on a timely basis and at competitive prices, new and enhanced products incorporating the latest technology and addressing emerging market needs. The Company's research and development staff consisted of 37 employees as of July 31, 1998 which includes software and hardware engineers and software quality assurance technicians. Research and development expenses, primarily consisting of personnel expenses, were $1.6 million, $3.9 million and $4.8 million in fiscal 1996, 1997, and 1998, respectively, constituting 2.2%, 3.6% and 4.3% of net sales, respectively. (Expenses for fiscal 1998 do not include a one-time write-off of $1.7 million of in-process research and development costs related to the Company's acquisition in June 1998 of Invincible Technologies Corporation.) The Company anticipates that the dollar amount of its research and development expenses will increase and that such expenses also may increase as a percentage of net sales with the addition of dedicated engineering resources to develop new product categories, to ensure that the Company's products are compatible with a wide range of hardware platforms and network topologies, and to develop additional software associated with the Company's DATAFORCE architecture, allowing the Company to develop its NETFORCE products that incorporate the technology developed by the Company and Invincible, including servers that support not only hard disk drive and magnetic tape storage media, but also data stored on CD-ROM. The Company's hardware and software engineers are engaged in ongoing development of new storage subsystems that offer increasing storage capacity and compatibility with an expanding base of computer networks and operating systems. See "-- Products and Technology -- Products Under Development." There can be no assurance that the Company's development efforts will be successful, or that the Company will be able to introduce competitive new products in a timely manner. See "Risk Factors - Rapid Technological Change; Short Product Life Cycles".

     The market for the Company's products is characterized by frequent new product introductions and rapid product obsolescence.

These factors typically result in short product life cycles, historically ranging from six to twelve months. For example, the data transfer rate of CD-ROM products has increased rapidly, resulting in the introduction of four, sixteen, twenty-four, and now thirty-two and forty speed CD-ROMs. Similar technological advances have been made with regard to disk drive storage capabilities and other performance standards. Each new product cycle presents new opportunities for current or prospective competitors of the Company to gain market share. The Company must continually monitor industry trends in selecting new technologies and features to incorporate into its products. If the Company is unable to successfully introduce new products on a timely basis, the Company's sales could be adversely affected. Any such failure also could impair the Company's brand name and the Company's ability to command the attention and loyalty of computer resellers, VARs and distributors in future periods. Moreover, because short product life cycles are accompanied by long lead times for many components of the Company's products, the Company may be unable to reduce or increase production in response to unexpected demand.

     The Company's ability to introduce new products in a timely manner is heavily dependent on its ability to develop or purchase firmware and software drivers for its CD-ROM and disk drive products. While the Company endeavors to work with its component suppliers to plan for the timing of introduction of new components and to develop the associated firmware and software, unforeseen design issues or other factors that delay introduction of these products could adversely affect the Company's ability to ship new products. In addition, third party suppliers may not employ adequate testing and quality assurance procedures, resulting in the receipt by the Company of defective components. This could require the Company to find replacement components or wait for the resolution of the problem, either of which could delay the Company's ability to bring products to market and have a material adverse effect on the Company's business, financial condition and results of operations. The Company's business also will be adversely affected if new disk drives, CD-ROM drives or other components that it selects from among those offered by its various vendors do not perform favorably on a cost or performance basis compared to competing products. In addition, products and technologies developed by competitors may render the Company's products and technologies noncompetitive or obsolete. Finally, advances in network and on-line technology and development of new, higher-capacity storage media such as DVD may result in a reduction or replacement of CD-ROM as a data storage and information access medium. If the Company is unable to adapt to these and other technological advances by developing new products, the Company's financial performance would be materially adversely affected. See "Risk Factors -- Substantial Competition" and "-- Rapid Technological Change; Short Product Life Cycles."

MANUFACTURING

     The Company's primary manufacturing activities, are conducted at the Company's headquarters in Irvine, California. These activities consist of testing, assembling and integrating components to form data storage and information access subsystems. The Company has historically operated without a material backlog. The Company generally purchases the major components of such subsystems (hard disk drives, CD-ROM drives or tape drives) based on historical requirements and forecasted needs to provide it with two to three weeks of inventory. Some of the Company's products require printed circuit boards, the assembly of which the Company often subcontracts to third party vendors. The Company's CD servers and arrays generally require a special housing of either metal or plastic, and the Company contracts with third party vendors for the manufacture of those housing units. The Company performs quality assurance testing on most of its products and subjects third-party supplied components to testing and evaluation before including such components in the Company's product offerings. The Company packages the assembled hard disk drives, CD-ROM drives and tape backup drives with software, manuals and additional hardware components, which it generally purchases from third party suppliers. The Company relies on a network of independent subcontractors to supply certain custom components manufactured to the Company's specifications. This network consists of a number of small firms with limited financial resources. While the Company utilizes several firms to mitigate the risk of business interruption, it is possible that several vendors could simultaneously experience problems with production or financial stability, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company relies on a small number of suppliers to continue to develop, introduce and manufacture disk drives, CD-ROM drives and other components that incorporate new technologies and features that compete favorably in functionality and price with the offerings of other disk drive and CD-ROM manufacturers, including competitors of the Company. The Company's dependence on these sole or limited source suppliers, and the risks associated with any delay or shortfall in supply, are exacerbated by the short life cycles that characterize the Company's products. Any delay in the introduction by or availability of disk drives or CD-ROM drives from the Company's suppliers or the failure of such suppliers to provide functionality and performance on a cost effective basis could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, it is possible that the technology of the components the Company uses in manufacturing its products will be rendered undesirable or obsolete by the components of other suppliers. The Company would then be forced to establish relationships with new suppliers, which could delay or preclude the Company from bringing competitive products to market and have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors -- Rapid Technological Change; Short Product Life Cycles" and "-- Component Shortages; Reliance on Sole or Limited Source Suppliers."

COMPETITION

     The markets for the Company's products are intensely competitive. In each of its primary product lines, the Company competes with a large number of disk drive manufacturers, computer resellers, VARs and distributors. Some of the Company's vendors also sell competing products to distributors, which then sell these products to the Company's customers. Many of the Company's current and potential competitors have significantly greater market presence, name recognition and financial and technical resources than the Company, and many have longstanding positions and established brand names in their respective markets. In addition, certain of the Company's current and potential competitors possess competitive cost advantages due to a number of factors, including lower taxes and substantially lower costs of labor associated with international operations. Finally, manufacturers of disk drives such as Seagate Technology Inc., IBM Corporation, Quantum Corporation and Western Digital Corporation, and manufacturers of CD-ROM drives, such as Toshiba America Information Systems, NEC Corporation and Plextor Corporation, may in the future become more direct competitors of the Company to the extent that such manufacturers elect to expand into the disk drive upgrade market or the CD server and array market. Such competitors have substantially greater financial and other resources than the Company and their competition with the Company could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company's primary competitors in the CD server and array market consist of (i) CD array manufacturers such as Microtest, Inc., Meridian Data, Inc. and Micro Design, Inc., which also furnish CD-ROM management software with their CD array products, (ii) a number of hardware aggregators, computer resellers and VARs that sell CD server products directly to end users, (iii) various CD server and array manufacturers, and (iv) certain computer manufacturers who have announced plans to sell CD servers and arrays to their resellers, such as Compaq and Hewlett-Packard. The Company believes that it competes effectively in the CD server and array market by maintaining relationships with computer resellers and VARs that possess key relationships with decision makers at end users, while at the same time developing brand name identity through end user marketing and advertisements.

     The Company's primary competitors in the disk drive upgrade market are (i) computer manufacturers that also market and sell storage upgrades, such as IBM, Compaq and Hewlett-Packard, (ii) companies that specialize in reselling replacement or increased capacity storage disk drives, such as Storage Dimensions Inc. or Ameriquest Technologies, Inc., and (iii) various national distributors of third party upgrade drives such as Ingram Micro Inc., Merisel Inc. and Tech Data Corporation. The Company believes it competes effectively against each of these three classes of competitors in the disk drive upgrade market by offering a broad range of reasonably priced storage upgrade products to its computer resellers, VARs and distributors throughout the U.S. and worldwide.

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

     The Company believes that its brand name recognition allows the Company to remain competitive in the network storage solutions aftermarket and the CD server and array markets, and that the Company generally competes effectively with respect to the other competitive factors enumerated above. See "Risk Factors -- Substantial Competition" and "-- Rapid Technological Change; Short Product Life Cycles."

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

     Claims by third parties that the Company's current or future products, procedures or processes infringe upon their intellectual property rights may have a material adverse effect on the Company. The Company does not normally perform any formal surveys or studies relating to whether its products or processes infringe upon the intellectual property rights of others, and it would be difficult to establish whether a given product or process infringes upon the intellectual property rights of others. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. Any future litigation, regardless of outcome, may result in substantial expense to the Company and significant diversion of the efforts of the Company's management and technical personnel. An adverse determination in any such litigation may subject the Company to significant liabilities to third parties, require disputed rights to be licensed from such parties, if licenses to such rights could be obtained, or require the Company to cease using such technology. There can be no assurance that if such licenses were obtainable, they would be obtainable at costs reasonable to the Company. If forced to cease using such technology, there can be no assurance that the Company would be able to develop or obtain alternate technology. Accordingly, an adverse determination in a judicial or administrative proceeding, changes in patent or copyright laws or failure of the Company to obtain necessary licenses may prevent the Company from manufacturing, using or selling certain of its products or processes, which may have a material adverse effect on the Company's financial condition and results of operations. For example, in May 1995, Compaq made certain infringement and other claims against the Company and obtained an injunction prohibiting the Company's use of a small string of software code contained in certain of the Company's disk drive products. Although the Company has rewritten the infringing code and settled the lawsuit, the lawsuit required substantial management time, significant expenditures for legal fees and costs and a one-time settlement payment and ongoing royalty payments to Compaq for these products. See "Risk Factors -- Intellectual Property Rights."

EMPLOYEES

           As of July 31, 1998, the Company had 308 full-time employees, 59 of whom were engaged in manufacturing (including testing, quality assurance and materials functions), 37 in engineering and product development, 124 in sales and marketing, 42 in customer service and technical support, and 46 in finance and administration. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good. The Company's success depends to a significant extent upon the continued service of its executive officers and other key management and technical personnel. See "Risk Factors -- Dependence on Key Personnel."

ITEM 2.  PROPERTIES

     The Company leases approximately 81,000 square feet of space in Irvine, California for its corporate offices and operations. The property is leased by the Company under a lease which expired in July 1998, and which was extended under option until November 1998. The Company's landlord alleges that the lease was not properly extended by the Company, and has sued the Company in an effort to require the Company to vacate the premises prior to November 30, 1998. See "Legal Proceedings."

     The Company is now engaged in discussions with the landlord and is attempting to negotiate a further one or two month extension of the lease. At the same time, the Company has executed a proposal to lease a 65,000 square foot facility in Santa Ana, California and is currently engaged in negotiations of a definitive lease for the facility that would commence on or about December 28, 1998. There can be no assurance that the Company will obtain an extension of its current lease or enter into a definitive agreement for the new facility. If the Company is required to vacate its Irvine facility before the Santa Ana facility or other suitable alternative facilities are available to the Company, the operations of the Company conducted in Irvine, including manufacturing, marketing, sales and corporate administration, would be seriously interrupted and this interruption would have a material adverse affect on the Company's results of operations and financial condition. In any event, the Company expects that it will incur significant relocation expenses during the first six months of fiscal 1999 and increased rental expenses on its new facility. The Company has recently signed a letter of intent with a third party to purchase an 8.5 acre parcel of land in Irvine, California, where it plans to develop a corporate headquarters facility, which the Company expects could be ready for occupancy in the year 2000. In addition to its Irvine headquarters, the Company's facilities consist of a European headquarters in Munich, Germany as well as offices for Invincible in Boston, Massachusetts. The Company has also leased office space for outside sales representatives in Canada, Washington, D.C., New York, Chicago and Dallas.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is a defendant in an action filed in Orange County Superior Court by Miradco International Corporation, a private company based in Newport Beach, California, consisting of two principals ("Miradco"), which alleges that the Company breached an alleged oral contract with Miradco. In its complaint, Miradco has asserted that it is entitled to receive 280,000 shares of the Company's Common Stock, which Miradco contends have a value in excess of $5.6 million, as payment for financial advisory services allegedly rendered to the Company by Miradco. During discovery in the legal action, Miradco has claimed that it is entitled to receive up to 7% of the Company's Common Stock, with a minimum of 280,000 shares. The Company vigorously denies the existence of any oral contract with Miradco, and believes any oral contract claim of Miradco and the suit are entirely without merit. The Company intends to defend itself vigorously in this action. The Company has expended approximately $100,000 for legal costs for this action in the fiscal year ended July 31, 1998, and expects that it will incur significant additional legal expenses relating to this claim in fiscal 1999. Trial has been set initially for January 1999. While the Company believes that Miradco's claims are without merit, there can be no assurance about the outcome of this case, nor the effect it may have on the financial condition or results of operations of the Company. If the claims of Miradco were held to be valid, a judgment for a significant amount could be entered against the Company, and such judgment could have a material adverse effect on the Company's results of operations and financial condition.

     The Company was recently sued by its landlord, AEW/LBA Acquisition Corp., a California corporation, in an action filed in August 1998 in Orange County Superior Court. The landlord alleges that the lease of the Company's primary facility in Irvine, California, the initial term of which expired in July 1998, was not properly extended, and the action seeks to declare that the Company is not rightfully in possession of the facility after such date. The Company believes the suit is without merit, as the landlord acknowledged in writing the Company's timely notice of the Company's exercise of an option to extend the lease until November 30, 1998. The Company further believes it is in full compliance with the lease, as extended, and is making all payments required under the lease when they become due. The Company and the landlord are currently engaged in discussions to extend the lease another one or two months and to settle the lawsuit. While the Company expects to prevail in the instant action, there can be no assurance that the landlord will not, in the absence of a settlement after the lease termination date on November 30, 1998, seek to require the Company to vacate the property without prior notice. If the Company is required to vacate the facility before suitable alternative facilities are available for the Company, the operations of the Company conducted in Irvine, including manufacturing, marketing, sales and corporate administration, would be seriously interrupted and this interruption would have a material adverse affect on the Company's results of operations and financial condition. See "Properties".

     The Company is from time to time involved in other litigation related to its ordinary operations, such as collection actions and vendor disputes. The Company does not believe that the resolution of any such other existing claim or lawsuit will have a material adverse affect on the Company's business, results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTER.

     The Common Stock of Procom is listed on the Nasdaq National Market System under the symbol "PRCM". The approximate number of holders of record of common stock of the Company as of September 30, 1998 was 66 and the number of beneficial owners is believed to be in excess of 800. Procom's Common Stock was first listed on the date it commenced its public offering of shares on December 18, 1996.

     The Company has not paid any cash dividends on its common stock and does not intend to pay any cash dividends in the foreseeable future. The Company's line of credit agreement restricts the payment of cash dividends.

      The range of high and low sales prices of the Company's common stock, as reported by the Nasdaq National Market System, for each quarter of fiscal 1997 and 1998, commencing with the Company's initial public offering in December 1996 are as follows:

FISCAL 1998
                                        First Quarter   Second Quarter  Third Quarter  Fourth Quarter
                                        -------------   --------------  -------------  --------------
                     High .......          $18.63          $17.75          $10.75          $ 8.25
                     Low ........          $10.31          $ 7.81          $ 7.13          $ 5.25
FISCAL 1997          High .......              NA          $17.88          $20.13          $14.50
                     Low ........              NA          $ 9.00          $ 9.75          $ 9.88


ITEM 6.  SELECTED FINANCIAL DATA.

FINANCIAL HIGHLIGHTS

                                                                          YEARS ENDED(1)
                                            -------------------------------------------------------------------------
                                            JULY 30,         JULY 28,        JULY 26,        JULY 31,         JULY 31,
                                              1994             1995            1996            1997            1998
                                            --------         --------        --------        --------        --------
Net sales ..........................        $ 34,502         $ 44,660        $ 73,456        $109,332        $111,886
Gross profit .......................           7,315           11,802          21,967          36,648          36,359
Income (loss) before income taxes ..          (1,130)           1,137           4,649          13,899           8,850
Net income (loss) ..................            (773)             723           2,849           8,447           5,376
Net income (loss) per share(2) .....        $  (0.08)        $   0.08        $   0.31        $   0.81        $   0.48
Weighted average number of shares(2)           9,172            9,172           9,172          10,374          11,252
Cash and marketable securities .....        $    211         $    212        $    793        $ 18,777        $ 23,362
Working capital ....................        $  1,274         $  1,868        $  4,632        $ 29,220        $ 32,873
 Total assets ......................        $  7,638         $ 11,011        $ 21,112        $ 43,274        $ 54,439
 Line of credit ....................        $  1,679         $  1,484        $  4,185        $     --        $    210
 Long-term obligations .............        $     39         $     34        $     --        $     --        $     --
 Total shareholders' equity ........        $  1,564         $  2,287        $  5,136        $ 30,067        $ 36,732


----------

(1) During fiscal years 1994-1996, each fiscal year ended on the Friday of, or nearest to, July 31. During fiscal 1997, the Company modified its accounting policies so that each fiscal year would end on July 31. As a result, fiscal 1997 included four additional days. No prior periods have been adjusted or restated.

(2) See Note 1 of Notes to Consolidated Financial Statements for a description of the computation of net income (loss) per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors Affecting the Company and/or its Industries."

OVERVIEW

     The Company was formed in 1987. Its first product was a 5 1/4 inch floppy disk drive for the IBM PS/2 personal computer. At the time, IBM was shipping the PS/2 with only a 3 1/2 inch floppy disk drive, although the software and data of most computer users were still stored on 5 1/4 inch formats. The Company subsequently began producing aftermarket disk drive upgrade products for computer products sold by other manufacturers, and such upgrade products continue to be an important area of focus of the Company's business, and in fiscal 1994 began to manufacture and market CD-ROM servers and arrays, which allow network users to simultaneously access information contained on CD-ROM.

     In fiscal 1996, sales of CD servers and arrays represented 49% of net sales, while sales of hard disk drive upgrade products and RAID and tape backup subsystem products represented 47% and 4% of net sales, respectively. During fiscal 1997, the Company determined to group sales of Intelligent Network Storage Products by combining sales of CD servers and arrays together with sales of RAID and tape backup systems. During fiscal 1997 sales of Intelligent Network Storage Products increased, while at a slower growth rate, while the Company also saw increased sales of disk drive upgrade storage systems for notebook computers. As a result, in fiscal 1997, sales of Intelligent Network Storage Products, represented approximately 47% of net sales, while sales of hard disk drive upgrade products represented 53% of net sales. During fiscal 1998, the Company experienced a reduction in the sales of CD servers and arrays, a reduction in the sales of commodity disk drive upgrade storage subsystems, and an increase in the sales of disk drive upgrade storage systems for notebook computers. In the addition, in fiscal 1998, the Company acquired the operations of Megabyte and Invincible (see above) and recorded their sales from the dates of their respective acquisition by the Company. While the sales of Megabyte and Invincible were of higher capacity storage subsystems, their sales did not fully offset the slowing growth of CD servers and arrays, and as a result, approximately 52% and 48% of the Company's fiscal 1998 net sales were of Intelligent Network Storage Products and disk drive upgrade subsystems, respectively. See "Business -- Products and Technology."

     The Company generally records sales upon product shipment. The Company presently maintains agreements with many of its computer resellers, VARs and distributors that allow limited returns (including stock balancing) and price protection privileges. The Company has in the past experienced high return rates. During fiscal 1997 and 1998, customer returns and price protection charges represented approximately 14% and 13% of gross sales, respectively. The Company maintains reserves for anticipated returns (including stock balancing) and price protection privileges. These reserves are adjusted at each financial reporting date to state fairly the anticipated returns (including stock balancing) and price protection claims relating to each reporting period. Generally, the reserves will increase as sales and corresponding returns increase. In addition, under a product evaluation program established by the Company, computer resellers, VARs, distributors and end users generally are able to purchase products on a trial basis and return the products within a specified period if they are not satisfied. Evaluation units are not recorded as sales until the customer has paid for such units.

     The majority of the Company's sales are denominated in U.S. dollars (although sales of Megabyte are denominated in German marks), and accordingly, the Company does not believe that fluctuations in foreign exchange rates have had or will have a material adverse effect on the Company's results of operations or financial condition, except to the extent that such fluctuations could cause the Company's products to become relatively more expensive to end users in a particular country, leading to a reduction of sales in that country.

     Historically, the Company's gross margins have experienced significant volatility. The Company's gross margins vary significantly by product line, and, therefore, the Company's overall gross margin varies with the mix of products sold by the Company. For example, sales of low capacity disk drive commodity storage subsystems, generally result in lower gross margins than sales of CD servers and arrays, disk drive storage upgrade subsystems for notebook computers and RAID products. As sales of higher margin products have become a larger percentage of the Company's total sales, the Company has experienced a corresponding increase in its overall gross margins. However, the Company's gross margins were negatively impacted in fiscal 1998 by the inclusion

(commencing February 1998) of sales of Megabyte, which had experienced gross margins of approximately 15% during such period, well below the Company's average gross margins.

     The Company's markets are also characterized by intense competition and declining average unit selling prices as products mature over the course of the relatively short life cycle of individual products, which have often ranged from six to twelve months. In addition, the Company's gross margins may be adversely affected by availability and price increases associated with key products and components from the Company's suppliers, some of which have been in short supply, and inventory obsolescence resulting from older generation products or the unexpected discontinuance of third party components. Finally, the Company's margins vary with the mix of its distribution channels and with general economic conditions. For any of the foregoing reasons, the Company's overall margin could decline in the future from the levels experienced in recent quarters. See "Risk Factors -- Potential Fluctuations in Future Results of Operations,"
"-- Component Shortages; Reliance on Sole or Limited Source Suppliers" and
"-- Rapid Technological Change; Short Product Life Cycles."

RESULTS OF OPERATIONS

     During fiscal years 1995-1996, each fiscal year ended on the Friday of, or nearest to, July 31. During fiscal 1997, the Company modified its accounting policies so that each fiscal year would end on July 31. As a result, fiscal 1997 included four additional days. No prior periods have been adjusted or restated.

     COMPARISON OF YEARS ENDED JULY 26, 1996, JULY 31, 1997 AND JULY 31, 1998

     The following table sets forth the Company's statement of operations data as a percentage of net sales for the periods indicated.

                                                                     YEARS ENDED
                                                        -------------------------------------
                                                        JULY 26,      JULY 31,         JULY 31,
                                                         1996           1997            1998
                                                        ------         ------          ------
        Net sales ..............................         100.0%         100.0%          100.0%
        Cost of sales ..........................          70.1           66.5            67.5
                                                        ------         ------          ------
          Gross profit .........................          29.9           33.5            32.5
        Selling, general and administrative
          expenses .............................          21.0           17.5            19.9
        Research and development expenses ......           2.2            3.6             4.3
        Inprocess R&D charge ...................            --             --             1.5
                                                        ------         ------          ------
          Operating income (loss) ..............           6.7           12.4             6.8
        Interest expense .......................           0.4           (0.3)           (1.1)
                                                        ------         ------          ------
          Income (loss) before income taxes ....           6.3           12.7             7.9
        Provision (benefit) for income taxes ...           2.4            5.0             3.1
                                                        ------         ------          ------
          Net income (loss) ....................           3.9%           7.7%            4.8%
                                                        ======         ======          ======


    Net Sales


     Net sales increased 48.8% from $73.5 million in fiscal 1996 to $109.3 million in fiscal 1997 and increased an additional 2.3% to $111.9 million in fiscal 1998. Net sales increased from fiscal 1996 to fiscal 1997 primarily as a result of increased sales of the Company's CD servers and arrays and increased sales of its disk drive upgrade products and RAID products. Net sales slightly increased from fiscal 1997 to fiscal 1998 primarily as a result of increases in sales of hard disk drive subsystem upgrade products for notebook computers, and the inclusion of sales of Megabyte and Invincible from the dates of their respective acquisition by the Company. The increased sales of products above offset the decline in sales of CD servers and arrays (including sales of higher performance CD servers) which the Company experienced in fiscal 1998. For fiscal 1998, the slight increases in sales were somewhat offset by increased allowances for anticipated sales returns and price protection charges as the Company increased the percentage of its net sales sold to customers who have contractual return and price protection rights.

     International sales, primarily to European customers and secondarily to Middle Eastern, Latin American and Pacific Rim customers, were $8.4 million, $8.2 and $19.0 million, and accounted for approximately 11%, 7% and 17% of net sales for fiscal 1996, 1997 and 1998, respectively. International sales decreased in absolute dollars slightly in fiscal 1997 as a result of a strengthened US dollar and reduced sales of CD-ROM servers and arrays due to increased competition in international markets. Such sales more than doubled from fiscal 1997 to fiscal 1998 as the Company's international sales in fiscal 1998 included the sales of Megabyte, all of which were made to international customers, primarily those in Europe and the Middle East. See "Risk Factors -- Risks of International Sales and Operations."

     Gross Profit

     The Company's gross profit totaled $22.0 million, $36.7 and $ 36.4 million during fiscal 1996, 1997 and 1998, respectively. The Company's gross margin increased from 29.9% in fiscal 1996 to approximately 33.5% in fiscal 1997 due primarily to a continuing shift in product mix toward higher margin CD servers and arrays as well as an increase in gross margins for the Company's CD servers and arrays, and, to a lesser extent, due to an increase in gross margins on the Company's hard disk drive upgrade and RAID products. Gross margins decreased to 32.5% in fiscal 1998 due primarily to the inclusion of Megabyte sales, which were made at significantly lower gross margins, combined with the effect of increasing competition and pricing pressures on the Company's disk drive upgrade subsystems for notebook computers.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $15.4 million in fiscal 1996 and further increased 24.7% to $19.2 million in fiscal 1997 and further increased 16.2% to $22.3 million in fiscal 1998. These expenses represented 21.0%, 17.5% and 19.9% of net sales in fiscal 1996, 1997 and 1998, respectively. The increase from fiscal 1996 to fiscal 1997 was due primarily to increased marketing expenses associated with advertising, direct mail and channel telemarketing, as well as increases in sales commissions and general and administrative staffing necessary to support the Company's growth. The increase in fiscal 1998 was due primarily to continued increases in marketing, including co-op advertising costs, and direct mail and advertising, combined with increases in other expenses to support the Company's growth. The Company paid officer bonuses of $.4 million and $ .4 million for fiscal 1998 and fiscal 1997, respectively. For fiscal 1996, 1997 and 1998, bad debt expense was $473,000, $223,000 and $53,000, as the Company experienced lower losses on bad debts in fiscal 1998.

     Research and Development Expenses and One-Time Write Off of In Process Research and Development Costs

     Research and development expenses, consisting primarily of personnel expenses, increased from $1.6 million in fiscal 1996 to $3.9 million in fiscal 1997 and further increased to $4.8 million in fiscal 1998. These expenses represented 2.2%, 3.6% and 4.3% of net sales in fiscal 1996, 1997 and 1998, respectively. The slight dollar increase from fiscal 1995 to fiscal 1996 resulted primarily from the Company's enhanced efforts to develop its CD server and array product lines and RAID subsystems. The increase from fiscal 1996 to fiscal 1997 was due primarily to the Company's expanded efforts to develop new CD servers and RAID products and to develop CD FORCE, a CD-ROM network server incorporating Procom's proprietary software data access management system. For fiscal 1998, research and development expenses increased by more than 22% over fiscal 1997, as the Company more than doubled its personnel costs, including the use of contract programmers. The increased expenses in fiscal 1998 reflect intensified efforts to further develop both hardware and software capabilities and applications for its CD-FORCE and RAID products. The Company expects that its research and development expenses will continue to increase both in absolute dollars and as a percentage of net sales as it futher develops increasingly complicated network attached storage solutions for high capacity storage applications.

     In connection with the acquisition of Invincible, the Company identified and valued the cost of technology which had not, at the date of the acquisition, reached the stage of technological feasibility, and for which no alternative future use was foreseeable. The Company determined that approximately $1.7 million of the total purchase price of approximately $2.5 million would be expensed in the fourth quarter of fiscal 1998. The remaining net purchase price in excess of the net assets acquired was allocated to various components of goodwill. See "Acquisitions", below.

     Interest Income and Expense

     The Company maintains a working capital line of credit to support its accounts receivable and inventory levels. Interest expense decreased from $282,000 in fiscal 1996 to $ 131,000 in fiscal 1997 as the Company's sales, and resulting accounts receivable and inventory levels, increased, although the use of the Company's credit line to support that increase was reduced in December 1996, when the Company completed its initial public offering, and reduced amounts outstanding under its credit lines. During fiscal 1998, the Company incurred interest costs of $15,000 in connection with a small credit line of Megabyte. The Company invested the net proceeds of the initial public offering, after repaying amounts owed under its line of credit, in various investment grade commercial papers with maturities of less than 90 days and realized approximately $ 459,000 and $1,244,000 in interest income for fiscal 1997 and 1998, respectively.

  Income Taxes

     The Company's effective tax rates were 38.7%, 39.2% and 39.3% for fiscal 1996, 1997 and 1998, respectively. For fiscal 1996 and 1997, the Company's effective tax rate approximated federal and state statutory rates, with moderate reductions due to the Company's use of its FSC. For fiscal 1996, the Company received benefits from a research and development credit, while the fiscal 1997 benefit was significantly reduced due to legislation which temporarily denied the credit. For fiscal 1998, the effective rate continued to approximate the effective statutory rate as the Company received increased research and development credit, offset somewhat by a reduced FSC benefit due to reduced sales by Procom to international customers See Note 4 of Notes to Consolidated Financial Statements.


  General Comments

     The Company's results of operations have in the past varied significantly and are likely in the future to vary significantly as a result of a number of factors, including the mix of products sold, the volume and timing of orders received during the period, the timing of new product introductions by the Company and its competitors, product line maturation, the impact of price competition on the Company's average selling prices, the availability and pricing of components for the Company's products, changes in distribution channel mix and product returns or price protection charges from customers. Many of these factors are beyond the Company's control. Although the Company has experienced growth in sales in recent periods, there can be no assurance that the Company will experience growth in the future or be profitable on an operating basis in any future period. In addition, due to the short product life cycles that characterize the Company's markets, a significant percentage of the Company's sales each quarter may result from new products or product enhancements introduced in that quarter. Since the Company relies on new products and product enhancements for a significant percentage of sales, failure to continue to develop and introduce new products and product enhancements or failure of these products or product enhancements to achieve market acceptance could have a material adverse effect on the Company's business, financial condition and results of operations. Historically, as the Company has planned and implemented new products, it has experienced reductions in sales and gross profit of older generation products as customers have anticipated new products. These reductions have in the past given, and could continue to give, rise to charges for obsolete or excess inventory, returns of older generation products by computer resellers, VARs and distributors or substantial price protection charges. See "Risk Factors -- Rapid Technological Change; Short Product Life Cycles" and "-- Customer Concentration; Distribution Strategy Risks; Inventory Protection." From time to time, the Company has experienced and may in the future experience inventory obsolescence resulting from the unexpected discontinuance of third party components, such as disk drives, included in the Company's products. To the extent the Company is unsuccessful in managing product transitions, it may have a material adverse effect on the Company's business, financial condition and results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

     For the past three fiscal years, the Company has satisfied its operating cash requirements principally through net income, supplemented by periodic borrowings of funds under its working capital line of credit and increases in accounts payable and accrued expenses, and the cash it raised when it completed its initial public offering in December 1996. Net cash used in operating activities was $1.7 million in fiscal 1996, and net cash provided by operating activities was $6.3 million in fiscal 1997 and $6.1 million in fiscal 1998. In fiscal 1996, net cash used in operating activities resulted primarily from increases in accounts receivable due to increased sales during each of the periods and increases in inventories due to both increased sales and the higher value added components of the Company's products. These increased uses of capital were offset in part during fiscal 1996 by the Company's net income and increases in accounts payable and accrued expenses. In fiscal 1997, net cash provided by operating activities resulted from the Company's net income, offset slightly by the combined net increases in accounts receivable and accounts payable. In fiscal 1998, net cash provided by operating activities resulted from the Company's net income, enhanced slightly by the Company's efforts to minimize accounts receivable and inventories. In fiscal 1996, 1997 and 1998, the Company's investing activities consisted primarily of purchases of property and equipment, including, in fiscal 1998, acquisitions of the net assets of Megabyte and Invincible made in connection with the Company's acquisitions of each of those companies. Property and equipment expenditures totaled $431,000, $588,000, and $787,000 for fiscal 1996, 1997 and 1998, respectively.

     During fiscal 1996, 1997 and the first half of fiscal 1998, the Company borrowed and repaid funds periodically under its line of credit to finance its growth and operations. During fiscal 1996, the Company increased its line of credit, net of repayments, by $2.7 million, while in fiscal 1997, the Company reduced its borrowings by $4.2 million after completing its initial public offering. During the first half of fiscal 1997, the Company continued its periodic use of funds under its credit line. In late December 1996, the Company completed its initial public offering of 2 million shares of common stock, raising net proceeds of approximately $ 16.2 million. After completing the public offering, the Company paid off the amounts owed under its line of credit (see below), and during fiscal 1998, invested the remaining net proceeds in various investment grade commercial papers with maturities of less than 90 days and realized approximately $ 1,244,000 in interest income.

     In November 1994, the Company instituted a revolving line of credit with Finova Capital Corporation ("Finova"). The facility was amended in July 1997 to provide the Company with up to $10.0 million in working capital loans, based upon the Company's accounts receivable and inventory levels. The line of credit accrues certain commitment fees, unused facility fees and interest on outstanding amounts at the lender's prime rate (8.00% at July 31, 1998) plus 1.5%. Finova also makes available to the Company various flooring commitments pursuant to which the Company may finance the purchase of up to $15.0 million in inventory (less any amounts outstanding in working capital loans) from certain of the Company's vendors who have credit arrangements with Finova. As of July 31, 1998, there was no balance outstanding under the credit facility, and $2.3 million outstanding under the flooring arrangements included in accounts payable. The agreement governing the credit facility requires the Company to maintain certain financial covenants (including the maintenance of working capital of at least $20,000,000), minimum levels of tangible net worth and minimum levels of liquidity. As of July 31, 1998, the Company was in compliance with the covenants of the Finova line of credit. The line is secured by substantially all of the assets of the Company. The initial term of the line of credit expires on November 29, 1998, but automatically renews for successive one year periods unless terminated by either party within a specified period in advance of the automatic renewal date. See Note 5 of Notes to Consolidated Financial Statements. In addition to the Finova line of credit, Megabyte has two lines of credit, utilized primarily for overdraft and short-term cash needs, with two German banks. The lines allow Megabyte to borrow up to 1,000,000 German marks (approximately $550,000 US dollars), with interest at approximately 8.5%, and is not guaranteed by Procom. At July 31, 1998, there was 375,000 DM (approximately $ 210,000 US dollars) outstanding under one of the lines, and $0 outstanding on the second.

     Subsequent to July 31, 1998, the Company's Board of Directors approved a stock open market repurchase program. Pursuant to the program, the Company is authorized to effect repurchases of up to $2 million in shares of its common stock. The Company expects that it will make such repurchases from time to time, when it determines that such repurchases are the best available use of the Company's available cash, given the price of the Company's stock and the interest income the Company would otherwise earn on the Company's available cash. The Company has recently signed a letter of intent with the Irvine Company to purchase an 8.5 acre parcel of land in Irvine, California, where it will develop a corporate headquarters facility, which the Company expects will be ready for occupancy in the year 2000. The cost of the land, together with the currently estimated cost to construct the facility, would approximate $14-15 million. The Company is considering various development and financing options, and believes that it will have the capital resources available to it to finance and complete the building during the next two years.

     At July 31, 1998, the Company had cash and marketable securities totalling $23.3 million and additional availability under its unused line of credit. The Company believes that the cash proceeds from its initial public offering, together with existing cash balances and available credit under its existing line of credit, will be sufficient to meet anticipated cash requirements for at least the next twelve months. As of July 31,1998, the Company had no material commitments for capital expenditures except for the letter of intent to develop a corporate headquarters. The Company will continue to acquire fixed assets and make expenditures to support its growth. In addition, in fiscal 1998, the Company completed two acquisitions utilizing its own cash and common stock. The Company has made cash advances to continue the operations of the entities acquired during fiscal 1998 of approximately $3.5 million. The Company has had discussions concerning potential acquisitions with various businesses which have or offer products and technologies that are complementary to those of the Company. The Company may acquire additional businesses in the future. There can be no assurance that any such potential acquisitions could or will be completed. In the event the Company's plans, including the development of the corporate headquarters or the funds expended in the stock buyback program, require more capital than is presently anticipated, the Company's remaining cash balances may be consumed and additional sources of liquidity such as debt or equity financings may be required to meet working capital needs. There can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required nor that any such required additional capital will be available on reasonable terms, if at all, at such time or times as required by the Company.

ACQUISITIONS

     During fiscal 1998, the Company completed two acquisitions. In February 1998, the Company purchased 100% of the outstanding shares of Megabyte, a German distributor of high-end networking solutions. The transaction was accounted for as a purchase and was effected by the Company's issuance of 104,144 shares of the Company's common stock valued at $900,000. The Company recorded the assets and liabilities of Megabyte at their fair values on the date of acquisition. The purchase price in excess of the fair values of the net assets acquired was approximately $713,000, which has been recorded as goodwill, and will be expensed on a straight line basis over 7 years. In June 1998, the Company completed the acquisition of substantially all the assets and liabilities of Invincible, a Massachusetts-based developer and reseller of high capacity, fault tolerant network storage solutions. The transaction was accounted for as a purchase of assets. The purchase price paid consisted of cash of approximately $1.0 million, and the Company assumed liabilities in excess of net assets acquired of approximately $1.6 million, for a total purchase price of approximately $2.6 million. Invincible had experienced significant losses in its fiscal year ended March 31, 1998. The Company employed an appraiser to identify the values of the assets acquired, including, among other assets, certain in-process research and development costs. The Company has determined that, among other assets, $1.7 million of the purchase price was related to Invincible's research and development efforts which had not attained technological feasibility, and for which no alternative future use was expected. Accordingly, the Company has expensed the value of the research and development as of the date of the acquisition of Invincible and has capitalized the fair value of the other assets acquired as determined by the appraiser, including the value of Invincible's assembled work force and goodwill of approximately $923,000, which will be expensed on a straight line basis over 7 years. The Company will include the results of operations and balance sheets of Megabyte and Invincible for periods subsequent to the date of the respective acquisitions. Prior periods have not been restated.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997 and will be adopted by the Company for its fiscal 1999. Adoption of this pronouncement is not expected to have a material impact on the Company's financial statements.

     Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 replaces Statement of Financial Accounting Standards No. 14 and changes the way public companies report segment information. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and will be adopted by the Company for its fiscal 1999 which commenced July 4, 1998. Adoption of this pronouncement is not expected to have a material impact on the Company's financial statements.

YEAR 2000 PREPAREDNESS INFORMATION

     The Year 2000 issue is the result of computer programs, microprocessors, and embedded date reliant systems using two digits rather than four to define the applicable year. If such programs are not corrected, date data concerning the Year 2000 could cause many systems to fail, lock up or generate erroneous results. The Company considers a product to be "Year 2000 compliant" if the product's performance and functionality are unaffected by processing of dates prior to, during and after the Year 2000, but only if all products (for example hardware, software and firmware) used with the product properly exchange accurate date data with it. The Company believes that as data storage devices, its hard drive products are transparent to Year 2000 requirements, and rely primarily on software found in operating systems and applications to function properly. After significant testing, the Company believes its current hard drive and CD-ROM products are Year 2000 compliant, although other products previously sold by the Company may not be Year 2000 compliant. In September 1998, the Company began to offer a Limited Year 2000 Warranty on products sold by the Company after that date. Previous to September 1998, the Company did not offer any such warranty on any of its products. The Company anticipates that litigation may be brought against vendors, including the Company, of all component products of systems that are unable to properly manage data related to the Year 2000. The Company's agreements with customers and end users, both for products sold before and after September 1998, typically contain provisions designed to limit the Company's liability for such claims. It is possible, however, that these measures will not provide protection from liability claims, as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. Any such claims, with or without merit, could result in a material adverse effect on the Company's business, financial condition and results of operations, customer satisfaction issues and potential lawsuits.

     The Company is identifying Year 2000 dependencies in its primary accounting software, and other systems, equipment, and processes and is implementing changes to such systems, updating or replacing such equipment, and modifying such processes to make them Year 2000 compliant. The Company is now assessing its internal Year 2000 issues and is in the process of remediation of the critical systems. While the Company's current accounting software systems appear to be Year 2000 compliant, the Company intends to upgrade those systems during fiscal 1999, and will insure that Year 2000 compliance is a major factor in the selection of the appropriate accounting software package. The Company has also initiated formal communications with many of its significant suppliers and, in the near future, financial institutions to evaluate their Year 2000 compliance plans and state of readiness and to determine whether any Year 2000 issues will impede the ability of such suppliers to continue to provide goods and services to the Company. As a general matter, the Company is vulnerable to any failure by its key suppliers to remedy their own Year 2000 issues, which could delay shipments of essential components, thereby disrupting or halting the Company's manufacturing operations. Further, the Company also relies, both domestically and internationally, upon governmental agencies, utility companies, telecommunication service companies and other service providers outside of the Company's control. There is no assurance that such suppliers, governmental agencies, financial institutions, or other third parties will not suffer business disruption caused by a Year 2000 issue, and there is little practical opportunity for the Company to test or require Year 2000 compliance from many of those large agencies, companies or providers. Such failures could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, the Company is in the process of communicating with its large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues.

     The Company anticipates that its internal systems, equipment and processes will be substantially Year 2000 compliant by the end of June 1999. A formal budget has not been established, and the cost to the Company of achieving Year 2000 compliance is evolving; however, such cost is not currently expected to have a material effect on the Company's financial condition or results of operations. While the Company currently expects that the Year 2000 issue will not pose significant internal operational problems, delays in the Company's remediation efforts, or a failure to fully identify all Year 2000 dependencies in the systems, equipment or processes of the Company or its vendors, customers or financial institutions could have material adverse consequences, including delays in the manufacture, delivery or sale of products. Therefore, the Company is considering the development of contingency plans along with its remediation efforts for continuing operations in the event such problems arise.

RISK FACTORS AFFECTING THE COMPANY AND/OR ITS INDUSTRIES

     The Company's business is subject to a number of risks, trends and uncertainties, some of which are related to the CD-ROM server, hard drive and RAID industries in general and others related more specifically to the Company. As a result of the risks and uncertainties described below as well as other risks presented elsewhere in this report, there can be no assurance that the Company will continue to be as successful as it was in the past few years or maintain its current market position. Some of these factors have affected the Company's operating results in the past, and all of these factors could affect its future operating results. The Company does not expect that the percentage increases in revenues, operating income and net income during the past few years represent a consistent reliable trend that can be expected to continue in the future because, among other reasons,the industries in which the Company competes are very competitive, challenging and cyclical.

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

     The Company has historically experienced steep declines in sales, prices and gross profit toward the end of the life cycles of most of its products, the precise timing of which is difficult to predict. Historically, as the Company has planned and implemented new products, it has experienced unexpected reductions in sales and gross profit of older generation products as customers have anticipated new products. These reductions have in the past given and could continue to give rise to charges for obsolete or excess inventory, returns of older generation products by computer resellers, VARs and distributors or substantial price protection charges. See "-- Customer Concentration; Distribution Strategy Risks; Inventory Protection." For example, in fiscal 1994, the Company incurred losses when it discontinued sales of CD-ROM multimedia kits to mass merchants and distributors. From time to time, the Company has experienced and may in the future experience inventory obsolescence resulting from the unexpected discontinuance of third party components, such as disk drives, included in the Company's products. To the extent the Company is unsuccessful in managing product transitions, it may have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEPENDENCE ON CD SERVERS AND ARRAYS AND NOTEBOOK UPGRADES

     Sales of CD servers and arrays, including individual CD-ROM drives, recordable CD-ROMs, modules and other related components accounted for approximately 49%, 44% and 36% of the Company's net sales for fiscal 1996, fiscal 1997 and fiscal 1998, respectively. The widespread use of CD-ROM as a data storage and information access medium is relatively recent, and there can be no assurance that another technology will not replace CD-ROM as a widely accepted data storage and information access medium, or that there will be widespread acceptance or continuing growth of CD servers and arrays in general, or of the Company's CD servers and arrays in particular. Indeed, the Company has seen a reduction in the demand for CD servers and arrays, primarily, the Company believes, due to the growth of internet and intranet information distribution solutions. In addition, if on-line services (such as Westlaw and Lexis/Nexis) become more cost-effective and develop user friendly methods of accessing information, they may have an adverse impact on the use of CD-ROM as an information storage medium. Furthermore, the successful development and marketing of DVD would enable end users to store significantly more data than currently stored on a CD used with the Company's products. Accordingly, even if the Company were able to adapt its products to incorporate DVD technology, the number of servers and arrays required by end users may decline compared to current levels. Finally, even if the CD server and array market continues to grow, there can be no assurance that the Company will be able to maintain its market share or its gross margins in that market.

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

      In addition to the Company's reliance on CD servers arrays, the Company also has relied rather heavily on sales of notebook upgrade disk drive subsystems. The Company believes that with the growth of the notebook computer market worldwide, many end users will opt to upgrade their storage systems as they either become too slow, or too limited, given the number of rather storage intensive programs that exist today. During the fiscal year ended July 31, 1998, sales of notebook computer upgrade subsystems comprised approximately 30% of the Company's net sales, and such sales have generally been in excess of the Company's average gross margins. There can be no assurance that the Company will be able to maintain the current sales and gross profit rate, as competitors and computer manufacturers decide whether to enter the market, thereby certainly causing pricing pressure on such products.

COMPONENT SHORTAGES; RELIANCE ON SOLE OR LIMITED SOURCE SUPPLIERS

     The Company depends on sole or limited source suppliers for certain key components used in its products, particularly disk and CD-ROM drives. In recent years, these components have been in short supply and frequently on allocation by manufacturers, and the Company's size may place it at a competitive disadvantage during such periods relative to larger competitors. Although the Company maintains ongoing efforts to obtain adequate supplies of components, there can be no assurances that the Company will obtain adequate supplies or obtain such supplies at cost levels that would not adversely affect the Company's gross margins. The Company has no guaranteed supply arrangements with any of its sole or limited source suppliers and customarily purchases sole or limited source components pursuant to purchase orders placed from time to time in the ordinary course of business. Moreover, the Company's suppliers may, from time to time, experience production shortfalls or interruptions that impair the supply of components to the Company. Component shortages are likely to continue, and there can be no assurance that such shortages will not adversely affect the Company's business, financial condition and results of operations. Conversely, in its attempt to counter actual or perceived component shortages, the Company may overpurchase certain components, resulting in excess inventory and reducing the Company's liquidity or, in the event of inventory obsolescence or a decline in the market value of such inventory, causing inventory write-offs that could materially adversely affect the Company's business, financial condition and results of operations. See "-- Rapid Technological Change; Short Product Life Cycles."

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

CUSTOMER CONCENTRATION; DISTRIBUTION STRATEGY RISKS; INVENTORY PROTECTION

     The Company sells its products primarily to a domestic and international network of computer resellers, VARs and distributors, and the Company's success depends on the continued viability and financial stability of its customer base. During the last two fiscal years, the Company has increased its reliance on sales to large hardware aggregators, computer resellers and VARs (including large corporate consultants) while reducing its use of mass merchants. During fiscal 1997 and fiscal 1998, one customer accounted for approximately 12% and 9% of net sales, respectively, while three customers accounted for approximately 47% and 36% of the Company's total accounts receivable on July 31, 1997 and July 31, 1998, respectively. If the Company were to experience difficulty in continuing to sell to these customers, or collecting these accounts receivable, due to the failure of any of these customers or otherwise, it could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, a loss of either or both of these customers could materially and adversely affect the Company's net sales.

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

     The Company frequently grants limited rights to customers to return products purchased from the Company, in some cases in exchange for new purchases, and also provides price protection to its customers. The short product life cycles of the Company's products and the difficulty in predicting future sales increase the risk that new product introductions, price reductions by the Company or its competitors or other factors affecting the markets for the Company's products could result in significant product returns. In addition, new product introductions by the Company's suppliers or its competitors, or other market factors, may require the Company to reduce prices in a manner or at a time that gives rise to significant price protection charges. The Company estimates product returns and potential price protection charges based on historical experience and accrues reserves therefor. However, these accruals may prove to be insufficient, and unanticipated future returns and price protection charges could have a material adverse effect on the Company's business, financial condition and results of operations, particularly in light of the rapid product obsolescence that often occurs during product transitions. See
"-- Rapid Technological Change; Short Product Life Cycles," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Sales and Marketing."

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

MANAGEMENT OF CHANGE

     In recent years, the Company has expanded the overall size of its business and scope of its operations, including research and development, marketing, technical support and sales and distribution. The Company increased its number of employees from 246 at the beginning of fiscal 1997 to 308 at the end of fiscal 1998, and has also recently increased the breadth of its CD server and array product line and its network attached storage products development team, enlarged the scope of its international operations and increased its marketing and product development expenditures.

     The expansion of the Company's business and product lines has required significant investments in infrastructure and systems. Managing this change has presented numerous challenges, including hiring and retaining key employees, integrating or changing management information systems and coordinating suppliers. In addition, the Company has recently opened a sales and support office in New York, and currently intends to open and staff additional field sales and support offices. In addition, the Company has completed two acquisitions during fiscal 1998. Each of these acquisitions present special opportunities and pose risks of not only managing change, but also the implementation and coordination of companywide strategies to manage the Company's human and capital resources. The Company's future success will depend in large measure on its ability to implement sufficient operating, manufacturing and financial procedures and controls successfully, to improve coordination among different operating functions, to strengthen management information and telecommunications systems and to continue to hire qualified personnel in all areas, and to integrate the operations and personnel of the two existing, and any potential, acquisitions successfully. The Company's management has not had previous experience in integrating acquisitions, and there can be no assurance that the Company will properly manage the acquisitions, or these other activities and implement these additional systems and controls successfully, and any failure to do so could have a material adverse effect upon the Company's business, financial condition and results of operations.

RISKS OF INTERNATIONAL SALES AND OPERATIONS

     The Company's international sales accounted for approximately 11%, 7% and 17% of the Company's net sales for fiscal 1996, fiscal 1997 and fiscal 1998, respectively. During fiscal 1996, the Company added independent sales representatives in Canada and France, in fiscal 1997, in Dubai, and it plans to add additional foreign sales representatives in the future. For fiscal 1998, the Company acquired the operations of Megabyte, which sells its products primarily to German, European and Middle Eastern customers. As a result, the Company saw the percentage of products sold to international customers increase significantly for fiscal 1998 compared to fiscal 1997 and 1996. The Company's international sales and operations are subject to a number of risks generally associated with international operations, including export regulations, government imposed restrictions on the purchase of technological equipment, import and export duties and restrictions, the logistical difficulties of managing multinational operations, potentially adverse tax consequences and lower gross margins associated with the increased proportion of international sales made to distributors. While the majority of the Company's sales are denominated in U.S. dollars (Megabyte sales are denominated in German marks), fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to end users in a particular country, leading to a reduction of sales in that country. In addition, foreign currency exchange rate fluctuations create risks of exchange rate losses, and the assets of the Company in Germany could be devalued with little or no notice to the Company. The Company may also experience competition specific to a given local market. In addition, the Company's business may be adversely affected by seasonal sales declines in Europe, which typically occur during the summer months. Because the Company has operations in different countries, the Company's management must address the difficulty of merging geographically disparate operations as well as differences in regulatory environments, cultures and time zones. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Sales and Marketing."

WARRANTY EXPOSURE

     The Company's primary warranty efforts consist of accepting defective products from customers and either repairing them or returning the defective component to the original manufacturer for repair or replacement during the applicable warranty period. In the past, the Company has had return rates of its products ranging from 10-18%, and in fiscal 1998, the Company experienced return rates of approximately 14%. The Company generally protects itself by extending to its customers a warranty that corresponds to the warranty provided to the Company by its suppliers. However, if a supplier were to fail to meet its warranty obligations, the Company would be forced to assume responsibility for warranties on all components manufactured by that supplier. Such an event could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Sales and Marketing."

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

FUTURE CAPITAL REQUIREMENTS

     The Company's business plan will require significant amounts of working capital. While the Company has funded its growth historically through working capital loans and internally generated funds, there can be no assurance that the proceeds of the Company's December 1996 public offering, together with available cash, bank lines of credit and cash from operations, will be sufficient to satisfy the Company's anticipated cash requirements. If additional funds are required, the Company's operations may need to be significantly curtailed or the Company could be forced to obtain financing on terms that cause the Company's business, financial condition and results of operations to be materially adversely affected.

FUTURE ACQUISITIONS

     The Company may expand its product lines through the acquisition of complementary businesses, products and technologies. Acquisitions involve numerous risks, including difficulties in the assimilation of operations and products, the ability to manage geographically remote units, the diversion of management's attention from other business concerns, the risks of entering markets in which the Company has little or no experience or expertise and the potential loss of key employees of any acquired companies. In addition, acquisitions may involve the expenditure of significant funds. The Company's management has only recent experience in managing acquisitions. There can be no assurance that any acquisition would result in long-term benefits to the Company or that management would be able to effectively manage the acquired business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

FACILITIES

     As noted above in "Facilities" and "Legal Proceedings", the landlord of the Company's primary facility in Irvine, California alleges that the lease on that facility was not properly extended by the Company, and has sued the Company in an effort to require the Company to vacate the premises prior to November 30, 1998. The Company and the landlord are currently engaged in discussions to extend the lease for one or two months and to settle the action, and the Company has recently executed a lease proposal for a facility in Santa Ana, California. If the Company is required to vacate the Irvine facility before suitable alternative facilities are available for the Company, the operations of the Company conducted in Irvine, including manufacturing, marketing, sales and corporate administration, would be seriously interrupted and this interruption would have a material adverse affect on the Company's results of operations and financial condition. In any event, the Company expects that it will incur significant relocation expenses during the first six months of fiscal 1999 and increased rental expenses on its new facility.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

INTEREST RATE RISK

     The Company's exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income the Company can earn on its investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company invests in high-credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company ensures the safety and preservation of its invested principal funds by limiting default risk, market risk and reinvestment risk. The Company mitigates default risk by investing in safe and high-credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

FOREIGN CURRENCY EXCHANGE RISK

            The Company transacts business in various foreign countries, but only has significant assets deployed outside the United States in Germany. The Company has effected intercompany advances and sold goods to Megabyte denominated in U.S. dollars, and those amounts are subject to currency fluctuation, and require constant revaluation on the Company's financial statements. The Company does not operate a hedging program to mitigate the effect of a significant rapid change in the value of the German mark compared to the U.S. dollar. If such a change did occur, the Company's would have to take into account a currency exchange gain or loss in the amount of the change in the U.S. dollar denominated balance of the amounts outstanding at the time of such change. While the Company does not believe such a gain loss is likely, and would not likely be material, there can be no assurance that such a loss would not have an adverse material effect on the Company's results of operations or financial condition.

                                   MANAGEMENT

EXECUTIVE OFFICERS

     The executive officers of the Company as of July 31, 1998 were as follows:

                  NAME                    AGE                                POSITION
                  ----                    ---                                --------
         Alex Razmjoo                      35   Chairman of the Board, President and Chief Executive Officer
         Frank Alaghband                   35   Executive Vice President, Operations, and Director
         Alex Aydin                        35   Executive Vice President, Finance and Administration, and
                                                Director
         Nick Shahrestany                  34   Executive Vice President, Marketing and Information Technology,
                                                and Director
         Frederick Judd                    40   Vice President, Finance and General Counsel


----------

     All directors hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors (the "Board") and are appointed annually, subject to the terms of their employment agreements. There are no family relationships between the executive officers or directors of the Company.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants...................................      F-2
Consolidated Financial Statements:
Consolidated Balance Sheets................................................      F-3
Consolidated Statements of Operations......................................      F-4
Consolidated Statements of Shareholders' Equity............................      F-5
Consolidated Statements of Cash Flows......................................      F-6
Notes to Consolidated Financial Statements.................................      F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors
Procom Technology, Inc.:

We have audited the accompanying consolidated balance sheets of Procom Technology, Inc. (a California corporation) and its subsidiaries (the "Company") as of July 31, 1997 and July 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended July 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Procom Technology, Inc. and its subsidiaries as of July 31, 1997 and July 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1998 in conformity with generally accepted accounting principles.

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




                                             ARTHUR ANDERSEN LLP

Orange County, California
October 8, 1998

                    PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                    JULY 31,           JULY 31,
                                                                                     1997               1998
                                                                                  -----------        -----------
        Current assets:
          Cash ...........................................................        $   227,000        $   577,000
          Short-term marketable securities, held to maturity .............         18,550,000         22,785,000
          Accounts receivable, less allowance for doubtful accounts
             and sales returns of  $992,000 and $1,329,000, respectively .         12,545,000         15,050,000
          Inventories, net ...............................................          9,063,000          9,147,000
          Deferred income taxes ..........................................          1,405,000          1,852,000
          Prepaid expenses ...............................................            588,000            748,000
          Other current assets ...........................................             49,000            223,000
                                                                                  -----------        -----------
                  Total current assets ...................................         42,427,000         50,382,000
        Property and equipment, net ......................................            816,000          2,211,000
        Other assets .....................................................             31,000          1,846,000
                                                                                  -----------        -----------
                  Total assets ...........................................        $43,274,000        $54,439,000
                                                                                  ===========        ===========


                                      LIABILITIES AND SHAREHOLDERS' EQUITY

        Current liabilities:
          Line of credit .................................................        $        --        $   210,000
          Accounts payable ...............................................         10,518,000         11,540,000
          Accrued expenses and other current liabilities .................            764,000          2,949,000
          Accrued compensation ...........................................          1,462,000          1,321,000
          Capital lease obligations ......................................             29,000                 --
          Deferred service revenues ......................................                 --            931,000
          Income taxes payable ...........................................            434,000            756,000
                                                                                  -----------        -----------
                  Total current liabilities ..............................         13,207,000         17,707,000
                                                                                  -----------        -----------
        Commitments and contingencies
        Shareholders' equity:
          Preferred stock, no par value; 10,000,000 shares
             authorized, no shares issued and outstanding ..............                 --                 --
          Common stock, $.01 par  value; 65,000,000 shares authorized,
             11,024,562 and 11,178,742, shares issued and outstanding,
             respectively ................................................            110,000            112,000
          Additional paid in capital .....................................         16,467,000         17,751,000
          Retained earnings ..............................................         13,490,000         18,866,000
          Foreign currency translation adjustment ........................                 --              3,000
                                                                                  -----------        -----------
                  Total shareholders' equity .............................         30,067,000         36,732,000
                                                                                  -----------        -----------
        Total liabilities and shareholders' equity .......................        $43,274,000        $54,439,000
                                                                                  ===========        ===========

        The accompanying notes are an integral part of these consolidated balance sheets.

                    PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED
                                          ---------------------------------------------------------
                                             JULY 26,              JULY 31,              JULY 31,
                                               1996                  1997                  1998
                                          -------------         -------------         -------------
        Net sales ................        $  73,456,000         $ 109,332,000         $ 111,886,000
        Cost of sales ............           51,489,000            72,684,000            75,527,000
                                          -------------         -------------         -------------
             Gross profit ........           21,967,000            36,648,000            36,359,000
        Selling, general and
          administrative expenses            15,401,000            19,155,000            22,257,000
        Research and development
          expenses ...............            1,635,000             3,922,000             4,788,000
        Acquired research and
          development ............                   --                    --             1,693,000
                                          -------------         -------------         -------------
             Operating income ....            4,931,000            13,571,000             7,621,000
        Interest income ..........                   --               459,000             1,244,000
        Interest expense .........             (282,000)             (131,000)              (15,000)
                                          -------------         -------------         -------------
          Income before income
             taxes ...............            4,649,000            13,899,000             8,850,000
        Provision for income taxes            1,800,000             5,452,000             3,474,000
                                          -------------         -------------         -------------
             Net income ..........        $   2,849,000         $   8,447,000         $   5,376,000
                                          =============         =============         =============

        Net income per common
          share
          Basic ..................        $        0.32         $        0.83         $        0.48
                                          =============         =============         =============
          Diluted ................        $        0.31         $        0.81         $        0.48
                                          =============         =============         =============

        Weighted average number of
          common shares
          Basic ..................            9,000,000            10,205,000            11,114,000
                                          =============         =============         =============
          Diluted ................            9,172,000            10,374,000            11,252,000
                                          =============         =============         =============


        The accompanying notes are an integral part of these consolidated financial statements.

                    PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                   COMMON STOCK
                                            ---------------------------     PAID IN        RETAINED        CURRENCY
                                               SHARES         AMOUNT        CAPITAL        EARNINGS       ADJUSTMENT       TOTAL
                                            ------------   ------------   ------------   ------------    ------------   ------------
Balance at July 28, 1995 ................      9,000,000          3,000             --      2,284,000              --      2,287,000
  Net income ............................             --             --             --      2,849,000              --      2,849,000
                                            ------------   ------------   ------------   ------------    ------------   ------------
Balance at July 26, 1996 ................      9,000,000          3,000             --      5,133,000              --      5,136,000
  Change in par value to $.01 per share .             --         87,000          3,000        (90,000)             --             --
  Public offering proceeds ..............      2,000,000         20,000     16,166,000             --              --     16,186,000
  Compensatory options expense ..........             --             --         35,000             --              --         35,000
  Exercise of employee stock options ....         24,562             --         62,000             --              --         62,000
  Tax benefit from stock options exercise             --             --        201,000             --              --        201,000
  Net income ............................             --             --             --      8,447,000              --      8,447,000
                                            ------------   ------------   ------------   ------------    ------------   ------------
Balance at July 31, 1997 ................     11,024,562   $    110,000   $ 16,467,000   $ 13,490,000    $         --   $ 30,067,000
                                            ============   ============   ============   ============    ============   ============
  Exercise of employee stock options ....         50,036          1,000        143,000             --              --        144,000
  Tax benefit from stock options exercise             --             --        242,000             --              --        242,000
  Acquisition of Megabyte ...............        104,144          1,000        899,000             --              --        900,000
  Foreign currency translation adjustment             --             --             --             --           3,000          3,000
  Net income ............................             --             --             --      5,376,000              --      5,376,000
                                            ------------   ------------   ------------   ------------    ------------   ------------
Balance at July 31, 1998 ................     11,178,742   $    112,000   $ 17,751,000   $ 18,866,000    $      3,000   $ 36,732,000
                                            ============   ============   ============   ============    ============   ============


        The accompanying notes are an integral part of these consolidated financial statements.

                    PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        YEARS ENDED
                                                     ------------------------------------------------
                                                       JULY 26,         JULY 31,           JULY 31,
                                                        1996              1997              1998
                                                     ------------      ------------      ------------
Cash flows from operating activities:
  Net income ...................................     $  2,849,000      $  8,447,000      $  5,376,000
  Adjustments to reconcile net
    income to net cash provided
    by (used in) operating activities:
      Depreciation and amortization ............          194,000           248,000           605,000
      Acquired research and development ........               --                --         1,693,000
    Changes in assets and liabilities:
         Accounts receivable ...................       (3,727,000)       (3,311,000)          270,000
         Inventories ...........................       (5,464,000)          697,000         2,097,000
         Deferred income taxes .................         (246,000)         (800,000)         (405,000)
         Prepaid expenses ......................          (38,000)         (384,000)          175,000
         Other current assets ..................            6,000           (37,000)          (23,000)
         Other assets ..........................          186,000            (3,000)          (20,000)
         Accounts payable ......................        2,724,000         2,264,000        (2,524,000)
         Accrued expenses and compensation .....        1,469,000          (841,000)          638,000
         Deferred service revenue ..............               --                --           175,000
         Income taxes payable ..................          366,000            (2,000)          255,000
                                                     ------------      ------------      ------------
             Net cash provided by
               (used in) operating
               activities ......................       (1,681,000)        6,278,000         8,312,000
                                                     ------------      ------------      ------------
Cash flows from investing activities:
  Purchase of property and
    equipment ..................................         (431,000)         (588,000)         (787,000)
  Acquisitions, net of cash acquired ...........               --                --          (633,000)
                                                     ------------      ------------      ------------
             Net cash used in investing
               activities ......................         (431,000)         (588,000)       (1,420,000)
                                                     ------------      ------------      ------------
Cash flows from financing activities:
  Principal payments for capital
    lease obligations ..........................           (8,000)           (5,000)          (29,000)
  Borrowings on lines of credit ................       64,825,000        38,500,000           210,000
  Payments made on lines of credit .............      (62,124,000)      (42,685,000)       (2,877,000)
  Public offering of common stock ..............               --        16,186,000                --
  Stock options, exercises and related tax
    benefits ...................................               --           298,000           386,000
                                                     ------------      ------------      ------------
             Net cash provided by (used in)
               financing activities ............        2,693,000        12,294,000        (2,310,000)
  Effect of exchange rate changes ..............               --                --             3,000
                                                     ------------      ------------      ------------
    Increase (decrease) in cash ................          581,000        17,984,000         4,585,000
Cash at beginning of period ....................          212,000           793,000        18,777,000
                                                     ------------      ------------      ------------
Cash at end of period ..........................     $    793,000      $ 18,777,000      $ 23,362,000
                                                     ============      ============      ============
Supplemental disclosures of cash flow
  information:
  Cash paid during the year for:
    Interest ...................................     $    248,000      $    165,000      $     15,000
    Income taxes ...............................        1,472,000         5,947,000         3,312,000


        The accompanying notes are an integral part of these consolidated financial statements.

                    PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

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

   Principles of Consolidation

     The consolidated financial statements include the accounts of Procom Technology, Inc. and its wholly-owned subsidiaries, Megabyte Computerhandels, AG, a German corporation, Invincible Technologies Acquisition Corporation, a Massachusetts corporation and Procom Technology FSC, a foreign sales corporation. All significant intercompany transactions have been eliminated in consolidation.

   Fiscal Year

     For fiscal 1996, the Company's fiscal year ended on the Friday of, or nearest to, July 31. Fiscal 1996 had 52 weeks. In May 1997, the Company modified its accounting periods so that the last day of its fiscal quarter and fiscal year would end on the last day of the calendar month. As a result, the 1997 fiscal year contains four additional days.

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

   Fair Value of Financial Instruments - Cash and short-term marketable securities, held to maturity

       The carrying amount of cash and cash equivalents approximates fair value for all periods presented because of the short-term maturities (less than 90 days) of these financial instruments.

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

   Income Taxes

     The Company reports certain expenses differently for financial and tax reporting purposes and, accordingly, provides for the related deferred income taxes. Income taxes are accounted for under the liability method in accordance with Statement of Financial Accounting Standards No. 109.

   Revenue Recognition

     The Company recognizes revenue from product sales upon shipment, or in the case of certain distributors, their receipt of the goods shipped. All sales are denominated in either U.S. dollars or German marks. The Company has established a program that, under specified conditions, enables distributors and resellers to return products to the Company for credit against additional purchases or, in the event the Company reduces its selling prices, to receive credits for the reduction in selling price. The amount of potential product returns, including returns under the Company's warranty program, and credits for selling price reductions are estimated and provided for in the period of the sale. The amounts the Company will ultimately realize could differ materially in the near term from the amounts estimated. Under an evaluation program, products may be shipped to customers on a trial basis and returned within a specified period if the customers are not satisfied. Evaluation units shipped are not recorded as sales until the customer has paid for such units.

    Deferred Service Revenue

     The Company markets and sells service contracts for certain of its products which require the Company to service previously sold products for a specified period of time, usually one to three years. Revenue from such contracts are billed to customers at the time of sale, but earned ratably over the life of the service agreement. A corresponding liability reflecting the unearned revenue is recorded as a current liability, since the portion of the unearned revenue relating to service after twelve months is not material.

   Research and Development Costs

     Costs and expenses that can be clearly identified as research and development, including software development costs, are charged to research and development expenses as incurred.

   Concentration of Credit Risk

     Three customers accounted for approximately 47% and 36% of the Company's total accounts receivable on July 31, 1997 and July 31, 1998, respectively, and one customer accounted for approximately 12% and 9% of the Company's net sales for fiscal 1997 and 1998, respectively. The loss of any one of the Company's significant customers could have an adverse effect on the Company's business.

   Net income per Common Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The adoption of SFAS 128 did not have a material impact on the Company's earnings per share. For the periods presented, basic net income per share was based on the weighted average number of shares of common stock outstanding during the period. For the same periods, diluted net income per share further included the effect of stock options outstanding during the period.

     Weighted average number of shares for basic and diluted earnings per share are calculated as follows:

                                                        FISCAL YEAR
                                          ----------------------------------------
                                             1996           1997           1998
                                          ----------     ----------     ----------
        Weighted average common shares
           outstanding during the
           period .....................    9,000,000     10,205,000     11,114,000
        Potential dilution ............      172,000        169,000        138,000
                                          ----------     ----------     ----------
                                           9,172,000     10,374,000     11,252,000
                                          ==========     ==========     ==========


  Employee Stock Plan

     In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company applies APB Opinion No. 25 and related interpretations to account for its employee stock option plan. Note 9 of the Consolidated Financial Statements contains a summary of the pro forma effects to reported net income and earnings per share as if the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS No. 123.

  Impact of Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997 and will be adopted by the Company for its fiscal 1999. Adoption of this pronouncement is not expected to have a material impact on the Company's financial statements.

     Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 replaces Statement of Financial Accounting Standards No. 14 and changes the way public companies report segment information. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and will be adopted by the Company for its fiscal 1999 which commenced July 4, 1998. Adoption of this pronouncement is not expected to have a material impact on the Company's financial statements.

2. INVENTORIES

     A summary of inventories is as follows:

                                        JULY 31        JULY 31,
                                         1997           1998
                                      ----------     ----------
        Raw materials ...........     $5,218,000     $3,643,000
        Work-in-process .........        380,000        430,000
        Finished goods ..........      3,465,000      5,074,000
                                      ----------     ----------
                                      $9,063,000     $9,147,000
                                      ==========     ==========

3. PROPERTY AND EQUIPMENT

     A summary of property and equipment is as follows:

                                                                JULY 31         JULY 31,
                                                                 1997             1998
                                                             -----------      -----------
        Computer equipment .............................     $   819,000      $ 1,884,000
        Furniture and fixtures .........................         567,000          955,000
        Office equipment ...............................         710,000        1,079,000
        Vehicles .......................................          82,000           20,000
        Leasehold improvements .........................          77,000          128,000
                                                             -----------      -----------
                                                               2,255,000        4,066,000
        Less accumulated depreciation ..................      (1,439,000)      (1,855,000)
                                                             -----------      -----------
                  Total ................................     $   816,000      $ 2,211,000
                                                             ===========      ===========

     Depreciation expense for fiscal 1996, 1997 and 1998 totaled $194,000, $248,000, and $543,000, respectively. In fiscal 1998, amortization of goodwill was $62,000.

4. INCOME TAXES

     The components of the provision for income taxes for fiscal 1996, 1997 and 1998 are summarized as follows:

                                                                  FISCAL YEAR
                                                 ---------------------------------------------
                                                    1996             1997             1998
                                                 -----------      -----------      -----------
        Current:
          Federal ..........................     $ 1,612,000      $ 5,006,000      $ 3,151,000
          State ............................         434,000        1,246,000          770,000
                                                 -----------      -----------      -----------
                                                   2,046,000        6,252,000        3,921,000
                                                 -----------      -----------      -----------
        Deferred:
          Federal ..........................        (223,000)        (670,000)        (436,000)
          State ............................         (23,000)        (130,000)         (11,000)
                                                 -----------      -----------      -----------
                                                    (246,000)        (800,000)        (447,000)
                                                 -----------      -----------      -----------
        Provision for income taxes .........     $ 1,800,000      $ 5,452,000      $ 3,474,000
                                                 ===========      ===========      ===========

     Components of the Company's deferred income tax benefit are presented below:

                                                               FISCAL YEAR
                                                 ---------------------------------------
                                                    1996           1997           1998
                                                 ---------      ---------      ---------
        State tax payments .................     $ 137,000      $ 241,000      $(175,000)
        Depreciation .......................        (3,000)       (40,000)       (12,000)
        Inventory reserves .................        36,000         14,000         14,000
        Reserves for bad debts and returns .       102,000        313,000        126,000
        Stock option exercises .............            --        140,000       (140,000)
        Amortization of intangibles.........            --             --        570,000
        Deferred service revenue ...........            --             --        138,000
        Other ..............................       (26,000)       132,000        (74,000)
                                                 ---------      ---------      ---------
        Deferred income tax benefit ........     $ 246,000      $ 800,000      $ 447,000
                                                 =========      =========      =========

     The following table reconciles the federal statutory income tax rate to the effective tax rate of the provision (benefit) for income taxes.

                                                                          FISCAL YEAR
                                                               --------------------------------
                                                                1996         1997         1998
                                                               ------       ------       ------
        Federal statutory income tax rate ................       34.0%        34.0%        34.0%
        State income taxes, net of federal benefit .......        6.1          6.1          5.8
        Foreign sales benefit ............................       (1.1)        (0.3)        (0.3)
        Nondeductible amortization .......................         --           --          3.1
        Research and development tax credit ..............       (0.6)        (1.8)        (5.6)
        Other ............................................        0.3          1.2          2.3
                                                               ------       ------       ------
          Effective tax rate .............................       38.7%        39.2%        39.3%
                                                               ======       ======       ======

     Deferred tax assets are summarized below:

                                                           JULY 26        JULY 31        JULY 31,
                                                            1996           1997           1998
                                                          ----------     ----------     ----------
        Deferred tax assets:
          State tax payments ........................     $  171,000     $  338,000     $  175,000
          Depreciation ..............................         68,000         26,000         11,000
          Inventory reserves ........................        121,000        225,000        230,000
          Reserves for bad debts and returns ........        201,000        496,000        695,000
          Stock option exercises ....................             --        201,000             --
          Amortization of intangibles................             --             --        570,000
          Deferred service revenue sales ............             --             --        138,000
          Other .....................................         44,000        119,000         33,000
                                                          ----------     ----------     ----------
             Deferred income taxes ..................     $  605,000     $1,405,000     $1,852,000
                                                          ==========     ==========     ==========

5. OTHER ASSETS

Other assets consist of the following:

                                              JULY 31         JULY 31,
                                               1997            1998
                                           -----------     -----------
        Goodwill .....................     $        --     $ 1,636,000
        Accumulated amortization .....              --         (62,000)
        Other assets .................          31,000         272,000
                                           -----------     -----------
                                           $    31,000     $ 1,846,000
                                           ===========     ===========

     Goodwill relates to two acquisitions completed by the Company in fiscal 1998. Goodwill will be amortized on a straight line basis over 7 years.

6. LINE OF CREDIT

     The Company has established a revolving line of credit with an institutional lender. The line is based on a percentage of the Company's eligible accounts receivable and inventory, up to a maximum of $10,000,000 in working capital loans. The line of credit accrues certain commitment fees, unused facility fees, and interest on outstanding amounts at the lender's prime rate (8.5% at July 31, 1997) plus 1.5%. The initial term of the line of credit expires on November 29, 1997, but automatically renews for successive one year periods unless terminated by either party within a specified period in advance of the automatic renewal date. The institutional lender also makes available to the Company various flooring commitments pursuant to which the Company may finance the purchase of up to $15.0 million in inventory (less any amounts outstanding in working capital loans) from certain of the Company's vendors who have credit arrangements with the institutional lender. The combined line of credit may not exceed $20.0 million and contains restrictive covenants that, among other provisions, require compliance with certain financial covenants, including the maintenance of working capital of at least $20,000,000. The combined line of credit is collateralized by all the assets of the Company. At July 31, 1997 and July 31, 1998, the Company owed $0 and $0 under the line of credit and $3,840,000 and $2,300,000, which is included in accounts payable, under the flooring agreements, respectively (see Note 7). In addition to the Finova line of credit, Megabyte has two lines of credit, utilized primarily for overdraft and short-term cash needs, with two German banks. The lines allow Megabyte to borrow up to 1,000,000 German marks (approximately $550,000 US dollars), with interest at approximately 8.5%, and is not guaranteed by Procom. At July 31, 1998, there was 375,000 DM (approximately $ 210,000 US dollars) outstanding under one of the lines and $0 under the second line of credit.


7. COMMITMENTS AND CONTINGENCIES

   Lease Commitments

     The Company leases a facility under a noncancellable operating lease that expires in fiscal 1999. The facility lease contains an option to extend the lease under the same terms for four months. The Company has exercised the option, extending the lease until November 30, 1998. In addition, the Company leases facilities in Munich, Germany and Boston, Massachusetts, and various other sales offices.

     Future minimum lease payments at July 31, 1998, under these leases were as follows:

                                                                    CAPITAL         OPERATING
                                                                     LEASE            LEASES
                                                                   ---------        ---------
        Fiscal year ending:
        1999 ..............................................        $      --        $ 476,000
        2000 ..............................................               --          114,000
        2001 ..............................................               --          119,000
                                                                   ---------        ---------
        Total minimum lease payments ......................               --        $ 739,000
                                                                                    =========
        Less, amounts representing interest ...............               --
                                                                   ---------
        Present value of future minimum capital lease
          obligations .....................................        $      --
                                                                   =========

     Rent expense was $398,000, $447,000 and $525,000 for fiscal 1996, 1997 and
1998, respectively.

   Flooring Agreements

     As is customary in the computer reseller industry, the Company is contingently liable at July 31, 1998 under the terms of repurchase agreements with several financial institutions providing inventory financing for dealers of the Company's products. The contingent liability under these agreements approximates the amount financed, reduced by the resale value of any products that may be repurchased, and the risk of loss is spread over several dealers and financial institutions. Losses under these agreements have been immaterial in the past.

   Litigation

     The Company is a defendant in an action filed in Orange County Superior Court by Miradco International Corporation, a private company based in Newport Beach, California, consisting of two principals ("Miradco"), which alleges that the Company breached an alleged oral contract with Miradco. In its complaint, Miradco has asserted that it is entitled to receive 280,000 shares of the Company's Common Stock, which Miradco contends has a value in excess of $5.6 million, as payment for financial advisory services allegedly rendered to the Company by Miradco. During discovery in the legal action, Miradco has claimed that it is entitled to receive up to 7% of the Company's Common Stock, with a minimum of 280,000 shares. The Company vigorously denies the existence of any oral contract with Miradco, and believes any oral contract claim of Miradco and the suit are entirely without merit. The Company intends to defend itself vigorously in this action. The Company has expended approximately $100,000 for legal costs for this action in the fiscal year ended July 31, 1998, and expects that it will incur significant additional legal expenses relating to this claim in fiscal 1999. Trial has been set initially for January 1999. While the Company believes that Miradco's claims are without merit, there can be no assurance about the outcome of this case, nor the effect it may have on the financial condition or results of operations of the Company. If the claims of Miradco were held to be valid, a judgment for a significant amount could be entered against the Company, and such judgment could have a material adverse effect on the Company's results of operations and financial condition.

     The Company is involved in routine litigation arising in the ordinary course of its business. While the outcome of litigation cannot be predicted with certainty, the Company believes that none of the other pending litigation will have a material adverse effect on the Company's financial position or results of operations.

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


8. RETIREMENT PLAN

     The Company has a defined contribution plan covering substantially all full-time employees with more than one year of service. Each participant can elect to contribute up to 15% of his or her annual compensation. While employer contributions to the plan are discretionary, during fiscal 1995, 1996 and 1997, the Company elected to make matching contributions equivalent to between 38% and 50% of the first 4% of the employee's contribution. Total expense for fiscal 1996, 1997 and 1998 was $47,000, $72,000, and $95,000, respectively.

9. STOCK SPLIT AND STOCK OPTION PLAN

     In September 1995, the shareholders of the Company approved a stock split, whereby each shareholder was issued 10,000 shares of common stock for each share held.

      During fiscal 1996, the Company instituted the 1995 Stock Option Plan (the "1995 Plan") for its key employees and reserved 540,000 shares for grant under the 1995 Plan. In fiscal 1998, the Board approved, and the Company's shareholders approved, the reservation of an additional 450,000 shares for grant under the 1995 Plan. Pursuant to the terms of the 1995 Plan, options to purchase the Company's common stock may be granted with exercise prices equal to the fair market value of the stock on the date of grant. Options expire ten years from the date of the grant and generally vest over a period of four years. During fiscal 1998, the Board authorized the repricing of previously granted options priced in excess of $8.50 per share. The new price was $8.50 per share, the fair value of the Company's stock on the date of such repricing.

     The following table is a summary of stock option activity for the three years ended July 31, 1998:

                                                                             Year ended July 31,
                                                -------------------------------------------------------------------------------
                                                         1996                       1997                       1998
                                                ----------------------     ----------------------     -------------------------
                                                            Weighted-Avg.              Weighted-Avg.              Weighted-Avg.
                                                 Shares    Exercise Price   Shares    Exercise Price   Shares    Exercise Price
                                                --------   --------------  --------   --------------  --------   --------------
Outstanding at beginning of year ..........           --      $     --      227,700      $   2.68      247,013      $   4.19
     Granted ..............................      235,050      $   2.67       87,750      $   8.55      351,800      $   9.64
     Exercised ............................          (--)     $     --      (24,562)     $   2.53      (50,036)     $   2.83
     Cancelled ............................       (7,350)     $   2.50      (43,875)     $   5.26      (46,500)     $   7.38
                                                --------                   --------                   --------
     Outstanding at end of year ...........      227,700      $   2.68      247,013      $   4.19      502,277      $   6.53
                                                ========                   ========                   ========
     Exercisable end of year ..............           --      $     --       36,338      $   2.76       47,090      $   4.06
                                                ========                   ========                   ========
     Weighted fair value per option granted                   $    .56                   $   6.13                   $   4.77

                                                         July 31, 1998
                           -------------------------------------------------------------------------
                                    Options Outstanding                       Options Exercisable
                           -------------------------------------------------------------------------
                                      Weighted-Average     Weighted-                     Weighted-
          Range of                       Remaining          Average                       Average
      Exercise Prices      Number          Years         Exercise Price    Number     Exercise Price
      ---------------      ------     ----------------   --------------    ------     --------------
        $ 2.50-3.00        110,077           7.14           $  2.52         29,152        $  2.53
        $ 4.50-7.56        155,250           9.64           $  6.36          8,626        $  4.50
        $ 8.33-8.50        236,950           9.09           $  8.49          9,313        $  8.47

        $ 2.50-8.50        502,277           8.83           $  6.53         47,091        $  4.06

     During the years ended July 31, 1997 and July 31, 1998, the Company realized tax benefits of $201,000 and $ 242,000, respectively, from the gains resulting from exercises by employees of non-qualified stock options. The tax benefit is recorded as an increase in paid-in-capital.

     In addition to the September 1995 stock split discussed above, the Company filed amended and restated articles of incorporation on November 13, 1996, which, among other things, effected a stock split pursuant to which each shareholder was issued three shares of common stock for each common share held. All share and per share amounts have been restated to give retroactive effect to this stock split as well as the September 1995 stock split.

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

                                                     STOCK OPTION
                                                     PLAN SHARES
                                               -----------------------
                                                1997            1998
                                               -------         -------
        Expected life (in years)  .....            4.0             4.0
        Risk-free interest rate .......            6.0%            6.0%
        Volatility ....................            .91             .79

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma information follows:

                                                 1997                 1998
                                            -------------        -------------
        Pro forma net income .......          $8,325,000           $5,197,000
        Pro forma primary net income
             per share .............          $      .81           $      .46

     The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures of future years.

10. GEOGRAPHIC

     Export sales as a percentage of net sales amounted to 11%, 7% and 17% for fiscal years 1996, 1997 and 1998, respectively. A summary of the Company's net sales and gross profit by geographic area is as follows (in thousands):

                                                       YEAR ENDED
                                         ----------------------------------------
                                         JULY 26,        JULY 31,        JULY 31,
                                           1996            1997            1998
                                         --------        --------        --------
        Net sales
             United States ......        $ 65,072        $101,147        $ 92,928
             Foreign ............           8,384           8,185          18,958
                                         --------        --------        --------
                  Total .........        $ 73,456        $109,332        $111,886
                                         ========        ========        ========
        Gross profit
             United States ......        $ 20,004        $ 34,409        $ 32,968
             Foreign ............           1,963           2,239           3,391
                                         --------        --------        --------
                  Total .........        $ 21,967        $ 36,648        $ 36,359
                                         ========        ========        ========
        Operating income
             United States ......        $  3,554        $ 12,405        $  7,366
             Foreign ............           1,377           1,166             255
                                         --------        --------        --------
                  Total .........        $  4,931        $ 13,571        $  7,621
                                         ========        ========        ========

     International sales were primarily to European customers and secondarily to Middle Eastern, Latin American and Pacific Rim customers. During fiscal 1996 and 1997, the Company had no material identifiable assets used in connection with the Company's foreign operations. As a result of the Company's February 1998 acquisition of the outstanding stock of Megabyte, at July 31, 1998, the Company had identifiable assets used in connection with its foreign operations of approximately $4,844,000.

11.  ACQUISITIONS

     During fiscal 1998, the Company completed two acquisitions. In February 1998, the Company purchased 100% of the outstanding shares of Megabyte Computerhandels AG, a German distributor of high-end networking solutions. The transaction was accounted for as a purchase, and was effected by the Company's issuance of 104,144 shares of the Company's common stock valued at $900,000. The Company recorded the assets and liabilities of Megabyte at their fair values on the date of acquisition. The purchase price in excess of the fair values of the net assets acquired was approximately $713,000, which has been recorded as goodwill, and will be expensed on a straight line basis over 7 years. In June 1998, the Company completed the acquisition of substantially all the assets and liabilities of Invincible Technologies Corporation ("ITC"), a Massachusetts based developer and reseller of high capacity, fault tolerant network storage solutions. The transaction was accounted for as a purchase of assets. The purchase price paid consisted of cash of approximately $1.0 million, and the Company assumed liabilities in excess of net assets acquired of approximately $1.6 million, for a total purchase price of approximately $2.6 million. ITC had experienced significant losses in its fiscal year ended March 31, 1998. The Company employed an appraiser to identify the values of the assets acquired, including, among other assets, certain in-process research and development costs. The amount of purchase price allocated to in-process research and development was determined by estimating the stage of development of Invincible's research and development projects, estimating future cash flows from future projected revenues, and discounting those cash flows to present value. Invincible had been primarily developing a software cluster management system to extend the capability of UNIX clustering. In determining the appropriate value, the Company considered the prior losses of Invincible, the investment of Invincible toward the development of the outstanding software system, as well as the estimated completion costs which the Company expects to incur to complete the outstanding research and development projects. The Company further estimated the future revenues and cash flows attainable from the research and development projects, and discounted those revenues significantly to take into account Invincible's lack of financing to attain the projections. The Company has determined that $1.7 million of the purchase price was related to the Company's research and development efforts which had not attained technological feasibility, and for which no alternative future use was expected. The Company has expensed the value of the research and development as of the date of the acquisition of Invincible and has capitalized the fair value of the other assets acquired as determined by the appraiser, including the value of Invincible's assembled work force and goodwill of approximately $913,000, which will be expensed on a straight line basis over 7 years. The Company will include the results of operations and balance sheets of Megabyte and Invincible for periods subsequent to the date of the respective acquisitions. Prior periods have not been restated.

     The following is a summary of the net fair value of the assets acquired, the goodwill on the date of acquisition, and the total consideration paid for the acquisitions made during fiscal 1998:


                                                      Megabyte      Invincible         Total
                                                      --------      ----------         -----
Fair value of noncash assets acquired                $4,755,000     $5,431,000      $10,186,000
Liabilities assumed, including lines of credit       (4,008,000)    (4,643,000)      (8,651,000)
Common stock issued                                    (902,000)            --         (902,000)
                                                     -----------    -----------     -----------
Cash consideration paid, net of cash acquired          (155,000)       788,000          633,000
                                                     ===========    ===========     ===========

     The following unaudited pro forma information has been prepared assuming that the acquisitions of Megabyte and Invincible had taken place at the beginning of the respective periods presented. The pro forma financial information is not necessarily indicative of the combined results that would have occurred had the acquisitions taken place at the beginning of the period, nor is it necessarily indicative of results that may occur in the future.

                                                       (UNAUDITED)
                                               PRO FORMA FOR THE YEARS ENDED
                                             July 31, 1997       July 31, 1998
                                             -------------       -------------
                                           (in thousands, except per share data)
Revenues                                       $160,584            $135,576
Operating income                               $ 10,193            $  5,381
Net income                                     $  5,982            $  3,732
Net income per share--diluted                  $    .57            $    .33

12. CHANGE IN PAR VALUE

     The Company's amended and restated articles of incorporation, filed on November 13, 1996, as discussed above in Note 10, also effected a change in common stock from no par value to par value of $.01 per share. In fiscal 1997, $89,700 was transferred from retained earnings to common stock and paid-in-capital to reflect the change in par value.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders under the captions "Management," "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 31, 1998.

ITEM 11. EXECUTIVE COMPENSATION

     There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Stock Performance Graph," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders under the caption "Security Ownership of Beneficial Owners," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 31, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 31, 1998.

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


     (b) REPORTS ON FORM 8-K:

           A current report on Form 8-K was filed by the Company on October 29, 1998 to report the acquisition on June 24, 1998, of the assets of Invincible Technologies Corporation under Item 2 of Form 8-K.

(3) EXHIBITS

                                INDEX TO EXHIBITS

                                                                                                     SEQUENTIALLY
        EXHIBIT                                                                                        NUMBERED
        NUMBER                                          DESCRIPTION                                      PAGE
      ----------                                        -----------                                   ---------
         1.1+      Form of Underwriting Agreement..................................................
         3.1+      Amended and Restated Articles of Incorporation of the Company...................
         3.2+      Amended and Restated Bylaws of the Company......................................
        10.1+      Form of Indemnity Agreement between the Company and each of its executive officers and directors..........................................................
        10.2+      Form of Amended and Restated Procom Technology, Inc. 1995 Stock Option
                   Plan............................................................................
        10.3+      Amended and Restated Executive Employment Agreement, dated as of October
                   28, 1996, between the Company and Alex Razmjoo..................................
        10.4+      Amended and Restated Executive Employment Agreement, dated as of October
                   28, 1996, between the Company and Frank Alaghband...............................
        10.5+      Amended and Restated Executive Employment Agreement, dated as of October
                   28, 1996, between the Company and Alex Aydin....................................
        10.6+      Amended and Restated Executive Employment Agreement, dated as of October
                   28, 1996, between the Company and Nick Shahrestany..............................
        10.7+      Form of Registration Rights Agreement...........................................
        10.8+      Lease, dated February 10, 1992, between 2181 Dupont Associates and the
                   Company, as amended.............................................................
        10.9+      Loan and Security Agreement, dated November 18, 1994, by and between the
                   Company and FINOVA Capital Corporation, as amended..............................
        10.9+      Amendment to FINVOVA Loan and Security Agreement dated July 30, 1997............
        10.10+     Asset Purchase Agreement, dated June 24, 1998, among Invincible Technologies
                   Acquisition Corporation, Invincible Technologies Corporation, and certain stockholders of Invincible Technologies Corporation named therein...............
        11.1+      Statement re: Computation of Earnings Per Share.................................
        21.1       List of Subsidiaries............................................................
        23.1       Consent of Arthur Andersen LLP..................................................
        27.1       Financial Data Schedule.........................................................

----------

+  Previously filed

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Irvine, California, on the 29th day of October, 1998.


                                        PROCOM TECHNOLOGY, INC.


                                        By:  /s/   Alex Razmjoo
                                             -----------------------------------
                                             Alex Razmjoo
                                             Chairman, President and
                                             Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

           SIGNATURE                                  TITLE                                      DATE
           ---------                                  -----                                      ----
    /s/   Alex Razmjoo                  Chairman of the Board, President and             October 29, 1998
---------------------------------       Chief Executive Officer (Principal
          Alex Razmjoo                  Executive Officer)


    /s/   Alex Aydin                    Executive Vice President, Finance and            October 29, 1998
---------------------------------       Administration (Principal Financial
          Alex Aydin                    Officer)

    /s/   Frederick Judd                Vice President, Finance and General              October 29, 1998
---------------------------------       Counsel (Principal Accounting Officer)
          Frederick Judd

    /s/   Frank Alaghband               Director                                         October 29, 1998
---------------------------------
          Frank Alaghband

    /s/   Nick Shahrestany              Director                                         October 29, 1998
---------------------------------
          Nick Shahrestany

---------------------------------       Director                                         October __, 1998
          Dom Genovese

---------------------------------       Director                                         October __, 1998
          David Blake

                                   SCHEDULE II

                    PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

               COL. A                        COL. B                    COL. C                  COL. D           COL. E
-------------------------------------      -----------     ------------------------------    -----------      -----------
                                                                     ADDITIONS
                                                           ------------------------------
                                            BALANCE AT      CHARGED TO        CHARGED TO                         BALANCE
                                           BEGINNING OF     COSTS AND           OTHER                            AT END
            DESCRIPTION                      PERIOD          EXPENSES          ACCOUNTS       DEDUCTIONS        OF PERIOD
-------------------------------------      -----------     -----------        -----------    -----------      -----------
Year ended July 26, 1996:
  Allowance for sales returns .....        $    73,000     $   130,000                 --    $        --      $   203,000
  Allowance for doubtful accounts .            106,000         473,000                 --       (409,000)         170,000
  Allowance for excess and obsolete
    inventory .....................             70,000         284,000                 --       (199,000)         155,000

Year ended July 31, 1997:
  Allowance for sales returns .....        $   203,000     $   469,000                 --    $        --      $   672,000
  Allowance for doubtful accounts .            170,000         277,000                 --       (127,000)         320,000
  Allowance for excess and obsolete
    inventory .....................            155,000         341,000                 --       (306,000)         190,000

Year ended July 31, 1998:
  Allowance for sales returns .....        $   672,000     $   372,000                 --    $        --      $ 1,044,000
  Allowance for doubtful accounts .            320,000          53,000        225,000 (a)        (90,000)         508,000
  Allowance for excess and obsolete
    inventory .....................            190,000         454,000        213,000 (a)       (432,000)         425,000


     (a) Represents reserves of two entities acquired by the Company during fiscal 1998.

                                 EXHIBIT INDEX



                                                                                                     SEQUENTIALLY
        EXHIBIT                                                                                        NUMBERED
        NUMBER                                          DESCRIPTION                                      PAGE
      ----------                                        -----------                                   ---------
         1.1+      Form of Underwriting Agreement..................................................
         3.1+      Amended and Restated Articles of Incorporation of the Company...................
         3.2+      Amended and Restated Bylaws of the Company......................................
        10.1+      Form of Indemnity Agreement between the Company and each of its executive officers and directors..........................................................
        10.2+      Form of Amended and Restated Procom Technology, Inc. 1995 Stock Option
                   Plan............................................................................
        10.3+      Amended and Restated Executive Employment Agreement, dated as of October
                   28, 1996, between the Company and Alex Razmjoo..................................
        10.4+      Amended and Restated Executive Employment Agreement, dated as of October
                   28, 1996, between the Company and Frank Alaghband...............................
        10.5+      Amended and Restated Executive Employment Agreement, dated as of October
                   28, 1996, between the Company and Alex Aydin....................................
        10.6+      Amended and Restated Executive Employment Agreement, dated as of October
                   28, 1996, between the Company and Nick Shahrestany..............................
        10.7+      Form of Registration Rights Agreement...........................................
        10.8+      Lease, dated February 10, 1992, between 2181 Dupont Associates and the
                   Company, as amended.............................................................
        10.9+      Loan and Security Agreement, dated November 18, 1994, by and between the
                   Company and FINOVA Capital Corporation, as amended..............................
        10.9+      Amendment to FINVOVA Loan and Security Agreement dated July 30, 1997............
        10.10+     Asset Purchase Agreement, dated June 24, 1998, among Invincible Technologies
                   Acquisition Corporation, Invincible Technologies Corporation, and certain stockholders of Invincible Technologies Corporation named therein...............
        11.1+      Statement re: Computation of Earnings Per Share.................................
        21.1       List of Subsidiaries............................................................
        23.1       Consent of Arthur Andersen LLP..................................................
        27.1       Financial Data Schedule.........................................................

----------

+  Previously filed