Form 10-Q
period 1998-10-31
PROCOM TECHNOLOGY INC
filed 1998-12-14
CIK 1025711

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended OCTOBER 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to __________________

     Commission file number 0-21053


                             PROCOM TECHNOLOGY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          California                                          33-0268063
-------------------------------                            -------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)


    2181 Dupont Drive, Irvine, CA                                92612
 --------------------------------------                        ----------
(Address of principal executive office)                        (Zip Code)


                                 (714) 852-1000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding in 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---      ---

         The number of shares of Common Stock, $.01 par value, outstanding on November 30, 1998, was 11,167,242.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                     PROCOM TECHNOLOGY, INC. AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                     OCTOBER 31,        JULY 31,
                                                         1998            1998
                                                     -----------      -----------
                                                     (UNAUDITED)       (AUDITED)
Current assets:
  Cash                                               $ 1,229,000      $   577,000
  Short-term marketable securities, held to
      maturity                                        23,196,000       22,785,000
  Accounts receivable, less allowance
    for doubtful accounts and sales returns
    of $1,945,000 and $1,329,000, respectively        14,200,000       15,050,000
  Inventories, net                                     8,675,000        9,147,000
  Deferred income taxes                                1,853,000        1,852,000
  Prepaid expenses                                       652,000          748,000
  Other current assets                                   236,000          223,000
                                                     -----------      -----------
          Total current assets                        50,041,000       50,382,000
Property and equipment, net                            2,070,000        2,211,000
Other assets                                           1,747,000        1,846,000
                                                     -----------      -----------
          Total assets                               $53,858,000      $54,439,000
                                                     ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Line of credit                                     $   318,000      $   210,000
  Accounts payable                                    10,220,000       11,540,000
  Accrued expenses and other current
      liabilities                                      2,619,000        2,949,000
  Accrued compensation                                   783,000        1,321,000
  Deferred service revenues                            1,104,000          931,000
  Income taxes payable                                   695,000          756,000
                                                     -----------      -----------
          Total current liabilities                   15,739,000       17,707,000
                                                     -----------      -----------
          Total liabilities                           15,739,000       17,707,000
                                                     -----------      -----------

Commitments and contingencies
Shareholders' equity:
  Preferred stock, $.01 par value;
    10,000,000 shares authorized, no
    shares issued and outstanding                             --               --
  Common stock, $.01 par value;
    65,000,000 shares authorized,
    11,178,742 and 11,167,242 shares
    issued and outstanding, respectively                 112,000          112,000
  Additional paid in capital                          17,677,000       17,751,000
  Retained earnings                                   20,301,000       18,866,000
  Foreign currency translation                            29,000            3,000
                                                     -----------      -----------
          Total shareholders' equity                  38,119,000       36,732,000
                                                     -----------      -----------
     Total liabilities and shareholders' equity      $53,858,000      $54,439,000
                                                     ===========      ===========

                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                     PROCOM TECHNOLOGY, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                       THREE MONTHS ENDED
                                                  ----------------------------
                                                  OCTOBER 31,      OCTOBER 31,
                                                     1998              1997
                                                  -----------      -----------
                                                  (UNAUDITED)      (UNAUDITED)
Net sales                                         $30,401,000      $31,291,000
Cost of sales                                      20,701,000       20,607,000
                                                  -----------      -----------
    Gross profit                                    9,700,000       10,684,000

Selling, general and administrative expenses        6,452,000        5,663,000
Research and development expenses                   1,286,000        1,280,000
                                                  -----------      -----------
    Operating income                                1,962,000        3,741,000

Other (income) expense
  Interest income                                     325,000          287,000
  Interest (expense)                                    5,000               --
                                                  -----------      -----------
Income before income taxes                          2,282,000        4,028,000
Provision for income taxes                            847,000        1,555,000
                                                  -----------      -----------
     Net income                                   $ 1,435,000      $ 2,473,000
                                                  ===========      ===========
Net income per common share:
  Basic                                           $      0.13      $      0.22
                                                  ===========      ===========
  Diluted                                         $      0.13      $      0.22
                                                  ===========      ===========
Weighted average number of common shares:
  Basic                                            11,167,000       11,038,000
                                                  ===========      ===========
  Diluted                                          11,308,000       11,210,000
                                                  ===========      ===========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                     PROCOM TECHNOLOGY, INC. AND SUBSIDIARY

            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY

                                            COMMON STOCK
                                       ----------------------      PAID IN        RETAINED    CURRENCY
                                         SHARES       AMOUNT       CAPITAL        EARNINGS    ADJUSTMENT    TOTAL
                                       ----------    --------    -----------    -----------   ----------  ----------
Balance at July 26, 1996                9,000,000    $  3,000    $        --    $ 5,133,000    $    --    $5,136,000
  Change in par value to
    $.01 per share                             --      87,000          3,000        (90,000)        --            --
  Public offering of
    2,000,000 shares                    2,000,000      20,000     16,166,000             --         --    16,186,000
  Compensatory stock options                   --          --         35,000             --         --        35,000
  Exercise of employee stock options       24,562          --         62,000             --         --        62,000
  Tax benefit from exercise of
    stock options                              --          --        201,000             --         --       201,000
  Net income                                   --          --             --      8,447,000         --     8,447,000
                                       ----------    --------    -----------    -----------    -------   -----------
Balance at July 31, 1997               11,024,562     110,000     16,467,000     13,490,000         --    30,067,000
  Exercise of employee stock
    options and related
    tax benefit                            50,036       1,000        143,000             --         --       144,000
  Tax benefit from exercise of
    stock options                              --          --        242,000             --         --       242,000
  Acquisition of Megabyte                 104,144       1,000        899,000             --         --       900,000
  Foreign currency translation
    adjustment                                 --          --             --             --      3,000         3,000
  Net income                                   --          --             --      5,376,000         --     5,376,000
                                       ----------    --------    -----------    -----------    -------   -----------
Balance at July 31, 1998               11,178,742    $112,000    $17,751,000    $18,866,000    $ 3,000   $36,732,000
  Exercise of employee stock
    options and related
    tax benefit                             7,300          --         18,000             --         --        18,000
  Foreign currency translation
    adjustment                                 --          --             --             --     26,000        26,000
  Repurchase of shares                    (18,800)    (92,000)            --             --         --       (92,000)
  Net income                                   --          --             --      1,435,000         --     1,435,000
                                       ----------    --------    -----------    -----------    -------   -----------
Balance at October 31, 1998            11,167,242    $112,000    $17,677,000    $20,301,000    $29,000   $38,119,000
                                       ==========    ========    ===========    ===========    =======   ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    PROCOM TECHNOLOGY, INC. AND SUBSIDIARY

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                   THREE MONTHS ENDED
                                                            --------------------------------
                                                             OCTOBER 31,         OCTOBER 31,
                                                                1998                1997
                                                            ------------        ------------
                                                             (UNAUDITED)        (UNAUDITED)
Cash flows from operating activities:
  Net income                                                $  1,435,000        $  2,473,000
    Adjustments to reconcile net income to net
      cash provided by operating activities:
    Depreciation and amortization                                286,000             104,000
    Changes in assets and liabilities:
         Accounts receivable                                     850,000          (2,411,000)
         Inventories                                             472,000          (1,565,000)
         Deferred income taxes                                        --                  --
         Prepaid expenses                                         96,000              97,000
         Other current assets                                    (13,000)             33,000
         Other assets                                             59,000              (2,000)
         Accounts payable                                     (1,320,000)          1,882,000
         Accrued expenses                                       (330,000)            113,000
         Accrued compensation                                   (538,000)           (240,000)
         Deferred service revenue                                173,000                  --
         Income taxes payable                                    (61,000)            782,000
                                                            ------------        ------------
            Net cash provided by operating activities          1,109,000           1,266,000

Cash flows from investing activities:
  Purchase of property and equipment                            (106,000)           (225,000)
                                                            ------------        ------------
            Net cash used in investing activities               (106,000)           (225,000)

Cash flows from financing activities:
  Principal payments for capital lease obligations                    --                  --
  Borrowings on line of credit                                   108,000                  --
  Payments made on line of credit                                     --                  --
  Repurchases of common stock                                    (92,000)                 --
  Stock options, exercises, and related tax benefits              18,000             104,000
                                                            ------------        ------------
            Net cash provided by financing activities             34,000             104,000
    Effect of exchange rate changes                               26,000                  --
                                                            ------------        ------------
    Increase (decrease) in cash                                1,063,000           1,145,000
Cash at beginning of period                                   23,362,000          18,777,000
                                                            ------------        ------------
Cash at end of period                                       $ 24,425,000        $ 19,922,000
                                                            ============        ============
   Supplemental disclosures of cash flow information:
   Cash paid during the periods for:
     Interest                                               $         --        $         --
     Income taxes                                           $    900,000        $    775,000

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     PROCOM TECHNOLOGY, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                      OCTOBER 31, 1998 AND OCTOBER 31, 1997


NOTE 1. GENERAL

        The accompanying financial information is unaudited, but in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position of Procom Technology, Inc. and its consolidated subsidiary (the "Company") as of the dates indicated and the results of operations for the periods then ended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While the Company believes that the disclosures are adequate to make the information presented not misleading, the financial information should be read in conjunction with the audited financial statements, and notes thereto for the three years ended July 31, 1998 included in the Company's Report on Form 10-K for fiscal 1998. Results for the interim period are not necessarily indicative of the results for the entire year.

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

        In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 will be adopted by the Company for its fiscal 1999. Adoption of this pronouncement is not expected to have a material impact on the Company's financial statements. During this quarter, the only difference between reported net income and comprehensive net income is a $26,000 foreign currency translation adjustment which would have had an immaterial effect on comprehensive net income.

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

        The Company was formed in 1987. The Company is a manufacturer and reseller of various CD-ROM and disk drive storage products and distributes its products through a world-wide network of distributors, VARs and computer stores. The Company has recently begun to develop and ship network attached storage products ("NAS"), which provide for higher storage access and security with lower storage costs for end-users. During the year ended July 31, 1998, the Company acquired two entities who had distributed or sold storage application products: Megabyte Computerhandels AG, a Munich Germany based distributor of high end computer storage products ("Megabyte"), and Invincible Technologies Corp., a Massachusetts reseller of high end storage application products ("Invincible").

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

                                                    THREE MONTHS ENDED
                                                 --------------------------
                                                 OCTOBER 31,    OCTOBER 31,
                                                    1998           1997
                                                 -----------    ----------
                                                  (UNAUDITED)   (UNAUDITED)
Net sales                                            100.0%       100.0%
Cost of sales                                         68.1         65.9
                                                     -----        -----
  Gross profit                                        31.9         34.1
Selling, general and administrative expenses          21.2         18.1
Research and development expenses                      4.2          4.0
                                                     -----        -----
  Operating income (loss)                              6.5         12.0
Interest income and (expense), net                     1.0          0.9
                                                     -----        -----
  Income (loss) before income taxes                    7.5         12.9
Provision (benefit) for income taxes                   2.8          5.0
                                                     -----        -----
  Net income (loss)                                    4.7%         7.9%
                                                     =====        =====

QUARTER ENDED OCTOBER 31, 1998 COMPARED TO QUARTER ENDED OCTOBER 31, 1997

    Net Sales

        Net sales decreased 2.8% from $31.3 million for the quarter ended October 31, 1997 to $30.4 million for the quarter ended October 31, 1998. This decrease was primarily due to decreases in sales of CD servers and arrays and sales of disk drive upgrade subsystems for desktop and notebook computers which declines were offset somewhat by additional net sales generated by the Company's subsidiaries, Megabyte and Invincible. For the quarter ended October 31, 1998, sales of the Company's "Intelligent Network Storage Products", which comprise CD servers and arrays and RAID storage systems, comprised approximately 61%, with sales of disk drive storage upgrade products also comprising approximately 39% of net sales. This increase is due primarily to the inclusion of Megabyte and Invincible sales. International sales increased from $1.7 million, or approximately 5.4% of net sales, in the quarter ended October 31, 1997 to $7.9 million, or approximately 26.2% of net sales, in the quarter ended October 31, 1998 due to the inclusion of approximately $6.7 million of net sales of Megabyte.

        The Company's fiscal second quarter sales have historically remained relatively flat due primarily to heavy reseller participation in trade shows that detract from reseller sales efforts, end user budget constraints that restrict end user purchases and a higher than average number of holidays during the fiscal second quarter which reduce the number of selling days during the quarter by nine. In addition, the Company will be relocating its primary facilities during the second quarter of fiscal 1999, and will lose an additional two to three selling days, together with any reduced sales that may result if problems should arise during the relocation.

    Gross Profit

        The Company's gross margins decreased from 34.1% of net sales for the quarter ended October 31, 1997 to 31.9% of net sales for the quarter ended October 31, 1998. This decrease was primarily the result of reduced sales of higher margin CD servers and arrays combined the inclusion of the net sales of Megabyte and Invincible, both of which have earned gross margins significantly lower than the Company has historically generated. The Company maintained margins earned on its CD servers and arrays and its sales of disk drive upgrade products for notebook computers and RAID storage products, but such margins were more than offset by the lower margins on the net sales of Megaybyte and Invincible.

    Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased from $5.7 million for the quarter ended October 31, 1997 to $6.5 million for the quarter ended October 31, 1998. These expenses represented 18.1% and 21.2% of net sales in the quarters ended October 31, 1997 and October 31, 1998, respectively. The dollar increase in selling, general and administrative expenses for the first quarter of fiscal 1999 was primarily a result of increased marketing and promotional costs and increased personnel and related costs necessary to support the Company's net sales and the operations of Megabyte and Invincible. The Company also realized significant expenses as it moved to integrate the operations of Invincible with its own, and the Company incurred various severance and other costs which may not occur in the future. The Company anticipates that the dollar amount of its selling, general and administrative expenses will increase as the Company continues to expand its efforts to penetrate certain sales channels and regions and continues to strengthen and upgrade its existing management information and telecommunications systems.

        In addition, the Company has executed a short-term lease for its headquarter facilities, and will be relocating its primary facilities during the second quarter of fiscal 1999. The relocation expenses will be booked in the second quarter, along with the higher rental expense that will take effect during the second quarter. Total selling, general and administrative expenses for the second quarter will be impacted as a result of the relocation costs and the higher rental expenses.

    Research and Development

        Research and development expenses remained relatively constant at approximately $1.3 million for each of the quarters ended October 31, 1997 and 1998. These expenses represented 4.1% and 4.2% of net sales for the each of the quarters ended October 31, 1997 and October 31, 1998, respectively. These increases were primarily due to continued efforts by the Company to not only enhance existing product features, but to emphasize the development of network attached storage products. The Company anticipates that the dollar amount of its research and development expenses will continue to increase, and also may increase as a percentage of net sales, with the expected addition of dedicated engineering resources to develop new network attached storage products, to increase the likelihood that the Company's products will be compatible with a wide range of hardware platforms and network topologies and to further develop CD-FORCE, the Company's proprietary client/server management storage architecture. In addition, the Company intends to continue to update software drivers to ensure that the Company's CD servers and arrays function with a variety of hardware platforms and network operating systems. To date, all of the Company's software development costs have been expensed as incurred, as the impact of capitalizing software costs under Financial Accounting Standard No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" would have been immaterial to the Company's financial statements.

    Income Taxes

        The Company's effective tax rates for the quarters ended October 31, 1997 and October 31, 1998 were approximately 38.6% and 37.1% of pretax income, respectively, which approximate the federal and state statutory rates with modest reductions for benefits resulting from the Company's use of its foreign sales corporation ("FSC"), benefits accruing from the increases in research and development activity, causing an increased research and development credit, and reduced state taxes as the Company's operations shift away from states with higher state income tax rates.

     Interest Income and Expense

        The Company generated approximately $325,000 of interest income in the quarter ended October 31, 1998 as it invested its increasing cash balances in low-risk commercial paper, compared to approximately $287,000 in interest income in the quarter ended October 31, 1997. A small amount of interest expense of approximately $6,000 related to Megabyte's operating overdraft credit line was incurred in the quarter ended October 31, 1998. The Company believes that interest income will be reduced in the future as it uses its cash to purchase land for, and develop, its future corporate headquarters in Irvine, California. In addition, the Company may complete additional acquisitions, some which may require the use of substantial cash resources. In such event, interest income would be further reduced.

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

LIQUIDITY AND CAPITAL RESOURCES

        In November 1994, the Company instituted a revolving line of credit with Finova Capital ("Finova"). The facility was amended in November 1996 to provide the Company with up to $20.0 million in working capital loans, based upon the Company's accounts receivable and inventory levels. The line of credit accrues certain commitment fees, unused facility fees and interest on outstanding amounts at the lender's prime rate (8.0% at October 31, 1998) plus 1.5%. Finova also makes available to the Company various flooring commitments pursuant to which the Company may finance the purchase of up to $13.0 million in inventory (less any amounts outstanding in working capital loans) from certain of the Company's vendors who have credit arrangements with Finova. As of October 31, 1998, there was no balance outstanding under the credit facility, and $ 3.8 million outstanding under the flooring arrangements. The agreement governing the credit facility requires the Company to maintain certain financial covenants (including the maintenance of working capital of at least $500,000), minimum levels of tangible net worth and minimum levels of liquidity. As of October 31, 1998, the Company was in material compliance with the covenants of the Finova line of credit. The initial term of the line of credit expires on November 29, 1998, but automatically renews for successive one year periods unless terminated by either party within a specified period in advance of the automatic renewal date.

        As of October 31, 1998, the Company had cash balances of $24.4 million and $16.2 million of availability under its line of credit. The Company believes that these cash balances and available credit under its existing line of credit, will be sufficient to meet anticipated cash requirements for at least the next twelve months.

        Subsequent to July 31, 1998, the Company's Board of Directors approved a stock open market repurchase program. Pursuant to the program, the Company is authorized to effect repurchases of up to $2 million in shares of its common stock. The Company expects that it will make such repurchases from time to time, when it determines that such repurchases are the best available use of the Company's available cash, given the price of the Company's stock and the interest income the Company would otherwise earn on the Company's available cash. The Company intends to make any repurchases subject to an ongoing buyback program, and currently does not intend to repurchase more shares than the number of shares which are issued pursuant to employee stock option exercises or other employee stock purchase programs. During the quarter ended October 31, 1998, the Company repurchased approximately 19,000 shares at a total cost of approximately $92,000.

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

        At July 31, 1998, the Company had cash and marketable securities totalling $23.3 million and additional availability under its unused line of credit. The Company believes that its existing cash balances and available credit under its existing line of credit will be sufficient to meet anticipated cash requirements for at least the next twelve months. The Company will continue to acquire fixed assets and make expenditures to support its growth. In addition, in fiscal 1998, the Company completed two acquisitions utilizing its own cash and common stock. The Company has made cash advances to continue the operations of the entities acquired during fiscal 1998 of approximately $3.5 million. The Company has had discussions concerning potential acquisitions with various businesses which have or offer products and technologies that are complementary to those of the Company. The Company may acquire additional businesses in the future. There can be no assurance that any such potential acquisitions could or will be completed. In the event the Company's plans, including the development of the corporate headquarters or the funds expended in the stock buyback program, require more capital than is presently anticipated, the Company's remaining cash balances may be consumed and additional sources of liquidity such as debt or equity financings may be required to meet working capital needs. There can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required nor that any such required additional capital will be available on reasonable terms, if at all, at such time or times as required by the Company.

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

        The Company anticipates that its internal systems, equipment and processes will be substantially Year 2000 compliant by the end of June 1999. A formal budget has not been established, and the cost to the Company of achieving Year 2000 compliance is evolving; however, it is not currently expected to have a material effect on the Company's financial condition or results of operations. While the Company currently expects that the Year 2000 issue will not pose significant internal operational problems, delays in the Company's remediation efforts, or a failure to fully identify all Year 2000 dependencies in the systems, equipment or processes of the Company or its vendors, customers or financial institutions could have material adverse consequences, including delays in the manufacture, delivery or sale of products. Therefore, the Company is considering the development of contingency plans along with its remediation efforts for continuing operations in the event such problems arise.

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings.

        As previously reported in the Company's filings with the Securities and Exchange Commission, the Company is a defendant in an action filed in Orange County Superior Court by Miradco International Corporation, a private company based in Newport Beach, California, consisting of two principals ("Miradco"), which alleges that the Company breached an alleged oral contract with Miradco. In its complaint, Miradco has asserted that it is entitled to receive 280,000 shares of the Company's Common Stock, which Miradco contends have a value in excess of $5.6 million, as payment for financial advisory services allegedly rendered to the Company by Miradco. During discovery in the legal action, Miradco has claimed that it is entitled to receive up to 7% of the Company's Common Stock, with a minimum of 280,000 shares. The Company vigorously denies the existence of any oral contract with Miradco, and believes any oral contract claim of Miradco and the suit are entirely without merit. The Company intends to defend itself vigorously in this action. The Company has expended approximately $100,000 for legal costs for this action in the fiscal year ended July 31, 1998, and approximately $100,000 more during the quarter ended October 31, 1998. The Company expects that it will incur significant additional legal expenses relating to this claim in the quarter ended January 31, 1999 and for the rest of fiscal 1999. Trial has been set initially for January 1999. While the Company believes that Miradco's claims are without merit, there can be no assurance about the outcome of this case, nor the effect it may have on the financial condition or results of operations of the Company. If the claims of Miradco were held to be valid, a judgment for a significant amount could be entered against the Company, and such judgment could have a material adverse effect on the Company's results of operations and financial condition.

        The Company previously disclosed in its Report on Form 10-K for the year ended July 31, 1998 that it had been sued by its landlord, AEW/LBA Acquisition Corp., a California corporation ("LBA"), in an action filed in August 1998 in Orange County Superior Court. The Company and LBA have agreed to settle the action, with LBA extending the lease on the Company's primary facility in Irvine, California through January 31, 1999, with an increase in the monthly rent and an agreement by the Company to vacate the facility on or before that date. The Company has executed a lease for office and warehouse space in Santa Ana, California, and expects to relocate its facilities on or before January 31, 1999.

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

        (b) A Report on Form 8-K was filed by the Company on October 29, 1998 to reflect the Company's acquisition of most of the assets of Invincible Technologies Corporation.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, County of Orange, State of California, on the 14th day of December, 1998.


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


         SIGNATURE                             TITLE                               DATE
         ---------                             -----                               ----
   /s/ Alex Razmjoo               Chairman of the Board, President and       December 14, 1998
--------------------------------  Chief Executive Officer (Principal
       Alex Razmjoo               Executive Officer)


   /s/ Alex Aydin                 Executive Vice President, Finance          December 14, 1998
--------------------------------  and Administration (Principal
       Alex Aydin                 Financial Officer)


   /s/ Frederick Judd             Vice President, Finance and General        December 14, 1998
--------------------------------  Counsel (Principal Accounting Officer)
       Frederick Judd

                                INDEX TO EXHIBITS

                                                                                 SEQUENTIALLY
       EXHIBIT                                                                     NUMBER
       NUMBER                          DESCRIPTION                                  PAGE
      --------                         -----------                               -------------
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

        10.6+  Amended and Restated Executive Employment Agreement, dated as of
               October 28, 1996, between the Company and Nick Shahrestany

        10.7+  Form of Registration Rights Agreement

        10.8+ Lease, dated February 10, 1992, between 2181 Dupont Associates and the Company, as amended

        10.9+ Loan and Security Agreement, dated November 18, 1994, by and between the Company and FINOVA Capital Corporation, as amended

        10.10+ Asset Purchase Agrement, dated June 24, 1998 among Invincible
               Technologies Corporation, Invincible Technologies Acquisition
               Corporation, and certain stockholders of Invincible
               Technologies Corporation name therein

        10.11  Lease, dated November 9, 1998, between Arden Realty Limited
               Partnership and the Company, as amended

        11.1+  Statement re: Computation of Earnings Per Share

        21.1+  List of Subsidiaries

        27.1   Financial Data Schedule

----------
+ Previously filed