Form 10-Q
period 1999-01-31
PROCOM TECHNOLOGY INC
filed 1999-03-19
CIK 1025711

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JANUARY 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _______________

         Commission file number 0-21053

                             PROCOM TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

          California                                             33-0268063
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                              Identification No.)


        1821 East Dyer Road, Santa Ana, CA               92705
      (Address of principal executive office)          (Zip Code)

                                 (949) 852-1000
              (Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report.)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The number of shares of Common Stock, $.01 par value, outstanding on February 28, 1999, was 11,277,780.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

              PROCOM TECHNOLOGY, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                      JANUARY 31,              JULY 31,
                                                                         1999                   1998
                                                                     ------------           ------------
                                                                      (UNAUDITED)          (UNAUDITED)(a)
Current assets:
  Cash ........................................................      $      2,000           $    660,000
  Short-term marketable securities,
    held to maturity...........................................        24,209,000             22,785,000
  Accounts receivable, less allowance
    for doubtful accounts and sales
    returns of $2,121,000 and
    $1,329,000, respectively ..................................        14,005,000             17,115,000
  Inventories, net ............................................         8,016,000              9,528,000
  Deferred income taxes .......................................         1,827,000              1,852,000
  Prepaid expenses ............................................         1,430,000                748,000
  Other current assets ........................................           251,000                261,000
                                                                     ------------           ------------
          Total current assets ................................        49,740,000             52,949,000
Property and equipment, net ...................................         2,391,000              2,278,000
Other assets ..................................................         1,831,000              1,846,000
                                                                     ------------           ------------
          Total assets ........................................      $ 53,962,000           $ 57,073,000
                                                                     ============           ============


                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Line of credit ..............................................      $    645,000           $  1,583,000
  Accounts payable ............................................         9,728,000             12,501,000
  Accrued expenses and other current liabilities ..............         2,791,000              3,092,000
  Accrued compensation ........................................         1,084,000              1,321,000
  Deferred service revenues ...................................         1,437,000                931,000
  Income taxes payable ........................................             2,000                756,000
                                                                     ------------           ------------
          Total current liabilities ...........................        15,687,000             20,184,000
                                                                     ------------           ------------
          Total liabilities ...................................        15,687,000             20,184,000
                                                                     ------------           ------------

Commitments and contingencies
Shareholders' equity:
  Preferred stock, $.01 par value;
    10,000,000 shares authorized, no
    shares issued and outstanding .............................              --                     --
  Common stock, $.01 par value;
    65,000,000 shares authorized,
    11,277,780 and 11,178,742, shares
    issued and outstanding,
    respectively ..............................................           113,000                112,000
  Additional paid in capital ..................................        17,594,000             17,659,000
  Retained earnings ...........................................        20,589,000             19,109,000
  Foreign currency translation ................................           (21,000)                 9,000
                                                                     ------------           ------------
          Total shareholders' equity ..........................        38,275,000             36,889,000
                                                                     ------------           ------------
      Total liabilities and shareholders' equity...............      $ 53,962,000           $ 57,073,000
                                                                     ============           ============


The accompanying notes are an integral part of these consolidated balance sheets. (a) See Note 4 for an explanation of the restated July 31, 1998 balances relating to the Company's pooling of interests with Gigatek.

              PROCOM TECHNOLOGY, INC. AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                              QUARTERS ENDED                               SIX MONTHS ENDED
                                    -----------------------------------           -----------------------------------
                                     JANUARY 31,            JANUARY 31,           JANUARY 31,             JANUARY 31,
                                        1999                   1998                   1999                  1998
                                    ------------           ------------           ------------           ------------
                                    (UNAUDITED)           (UNAUDITED)(a)         (UNAUDITED)(a)         (UNAUDITED)(a)
Net sales ....................      $ 26,397,000           $ 24,448,000           $ 57,441,000           $ 56,177,000
Cost of sales ................        18,454,000             15,735,000             39,650,000             36,629,000
                                    ------------           ------------           ------------           ------------
     Gross profit ............         7,943,000              8,713,000             17,791,000             19,548,000

Selling, general and
  administrative
  expenses ...................         6,809,000              5,363,000             13,503,000             11,292,000
Research and development
  expenses ...................         1,280,000              1,098,000              2,565,000              2,378,000
                                    ------------           ------------           ------------           ------------

     Operating income ........          (146,000)             2,252,000              1,723,000              5,878,000

Other (income) expense
 Interest income .............           341,000                291,000                666,000                578,000
 Interest (expense) ..........           (25,000)               (23,000)               (56,000)               (48,000)
                                    ------------           ------------           ------------           ------------

Income before income taxes ...           170,000              2,520,000              2,333,000              6,408,000
Provision for income taxes ...            60,000                969,000                853,000              2,492,000
                                    ------------           ------------           ------------           ------------
     Net income ..............      $    110,000           $  1,551,000           $  1,480,000           $  3,916,000
                                    ============           ============           ============           ============

Net income per share:
 Basic .......................      $       0.01           $       0.14           $       0.13           $       0.35
                                    ============           ============           ============           ============
 Diluted .....................      $       0.01           $       0.14           $       0.13           $       0.35
                                    ============           ============           ============           ============

Shares used in per share
computation:
 Basic .......................        11,258,000             11,069,000             11,244,000             11,053,000
                                    ============           ============           ============           ============
 Diluted .....................        11,736,000             11,191,000             11,562,000             11,188,000
                                    ============           ============           ============           ============


The accompanying notes are an integral part of these consolidated financial statements. (a) See Note 4 for an explanation of the restated balances relating to the Company's pooling of interests with Gigatek.

              PROCOM TECHNOLOGY, INC. AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                  SIX MONTHS ENDED
                                                                         -----------------------------------
                                                                          JANUARY 31,            JANUARY 31,
                                                                             1999                   1998
                                                                         ------------           ------------
                                                                        (UNAUDITED)(a)         (UNAUDITED)(a)
Cash flows from operating activities:
  Net income                                                             $  1,480,000           $  3,916,000
    Adjustments to reconcile net
      income to net cash
      provided by
      operating activities:
    Depreciation and amortization                                             736,000                169,000
    Changes in assets and
      liabilities:
         Accounts receivable                                                3,110,000              1,827,000
         Inventories                                                        1,512,000                (71,000)
         Deferred income taxes                                                 25,000                   --
         Prepaid expenses                                                    (682,000)               237,000
         Other current assets                                                  10,000                 27,000
         Other assets                                                          45,000                 (1,000)
         Accounts payable                                                  (2,773,000)            (2,950,000)
         Accrued expenses                                                    (301,000)               319,000
         Accrued compensation                                                (237,000)               (96,000)
         Deferred service revenue                                             506,000                   --
         Income taxes payable                                                (754,000)               383,000
                                                                         ------------           ------------
            Net cash provided by (used in)
             operating activities                                           2,677,000              3,760,000
                                                                         ------------           ------------
Cash flows from investing activities:
  Acquisitions, net of cash acquired                                         (247,000)                  --
  Purchase of property and equipment                                         (745,000)              (268,000)
                                                                         ------------           ------------
             Net cash provided by (used in)
               investing activities                                          (992,000)              (268,000)
                                                                         ------------           ------------

Cash flows from financing activities:
  Principal payments for capital
    lease obligations                                                            --                     --
  Borrowings on line of credit                                               (938,000)                  --
  Payments made on line of credit                                                --                  (60,000)
  Repurchases of common stock                                                 (92,000)                  --
  Stock options, exercises, and
    related tax benefits                                                      141,000                142,000
                                                                         ------------           ------------
            Net cash provided by
              (used in) financing
              activities                                                     (889,000)                82,000
                                                                         ------------           ------------
    Effect of exchange rate changes                                           (30,000)                  --
                                                                         ------------           ------------
    Increase (decrease) in cash                                               766,000              3,574,000
Cash and marketable commercial paper  at beginning of
   period                                                                  23,445,000             18,895,000
                                                                         ------------           ------------
Cash and marketable commercial paper  at end of period                   $ 24,211,000           $ 22,469,000
                                                                         ============           ============
   Supplemental disclosures of cash flow information: Cash paid during the periods for:

    Interest                                                             $     57,000           $       --
    Income taxes                                                         $  2,275,000           $  1,428,000

The accompanying notes are an integral part of these consolidated financial statements. (a) See Note 4 for an explanation of the restated balances relating to the Company's pooling of interests with Gigatek.

                     PROCOM TECHNOLOGY, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                      JANUARY 31, 1999 AND JANUARY 31, 1998

NOTE 1.  GENERAL.

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

NOTE 2.  EARNINGS PER SHARE.

         Net income (loss) per share has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. For the periods presented, basic net income per share was based on the weighted average number of shares of common stock outstanding during the period. For the same periods, diluted net income per share further included the effect of dilutive stock options outstanding during the period using the treasury stock method.

NOTE 3.  RECENT ACCOUNTING PROUNOUNCEMENTS.

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 will be adopted by the Company for its fiscal 1999. Adoption of this pronouncement is not expected to have a material impact on the Company's financial statements. During this quarter, the only difference between reported net income and comprehensive net income is a $26,000 foreign currency translation adjustment.

         Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 replaces Statement of Financial Accounting Standards No. 14 and changes the way public companies report segment information. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and will be adopted by the Company for its fiscal 1999 which commenced August 1, 1998.

NOTE 4.  ACQUISITION OF PERA AG AND GIGATEK SRL.

         In November 1998, the Company acquired the outstanding stock of Pera AG, a Swiss distributor/reseller of high end storage solutions. The Company paid $22,000 and issued 28,500 shares in exchange for 100% of the outstanding stock of Pera. The acquisition of Pera will be treated as a purchase for accounting purposes, and Pera's financial statements and results of operations will be consolidated with those of the Company for periods beginning after November 6,

1998. Pera's contribution to consolidated revenues and results of operations is negligible.

         In January 1999, the Company acquired 100% of the outstanding common stock of Gigatek, Srl, an Italian distributor of high end networking solutions, in exchange for the issuance of 51,100 shares of the Company' common stock. The acquisition of Gigatek is treated as a pooling of interests for accounting purposes, and the revenues and results of operations of Gigatek are combined with those of the Company for each of the quarters and six months presented herein. The Company believes that all applicable conditions to account for the acquisition as a pooling of interests have been satisfied. The Company expects that periods prior to July 31, 1997 will not be restated as a result of the Gigatek acquisition because the impact on such periods is, in the opinion of the Company, immaterial, except that an adjustment to reflect the acquisition of Gigatek's net worth will be made to the retained earnings balance on August 1, 1997.

         A schedule of the contribution by Gigatek to consolidated net sales, operating income, net income, and intercompany transactions follows.

                                    QUARTERS ENDED                            SIX MONTHS ENDED
                            --------------------------------           --------------------------------
                            JANUARY 31,          JANUARY 31,           JANUARY 31,          JANUARY 31,
                                1999                 1998                  1999                 1998
                            -----------          -----------           -----------          -----------
Net sales (US$)             $ 2,468,000          $   934,000           $ 3,111,000          $ 1,372,000
Operating income                236,000              (57,000)              142,000             (172,000)
Net income                       92,000              (44,000)               46,000             (152,000)
Intercompany sales               67,000              116,000               137,000              174,000

Note 5.  OTHER MATTERS.

         See Legal Proceedings in Item 1 Part II of this Report on Form 10-Q for a description of the claim of Miradco against the Company, for which trial is currently set in late March, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

OVERVIEW

         This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, but are not limited to, comments regarding the Company's revenue, revenue mix, product pricing, gross margins, increased promotional, advertising, research and development spending, and the expanded marketing efforts of the Company. Actual results could differ materially from those projected in the forward-looking statements as a result of important factors including, without limitation, competitive product introductions, price competition, any failure or delay in the Company's ability to develop and introduce new products, the failure of any significant customer, adverse economic conditions generally and other factors set forth in the Company's filings with the Securities and Exchange Commission, including the Company's Report on Form 10-K for the year ended July 31, 1998.

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

         A majority of the Company's sales are denominated in U.S. dollars. With the acquisitions of companies in Germany, Switzerland and Italy, the Company believes that adverse fluctuations in foreign exchange rates could, in the future, have a material adverse effect on the Company's results of operations or financial condition. Among other things, fluctuations in exchange rates could cause the Company's products to become relatively more expensive to end users in a particular country, leading to a reduction of sales in that country, and foreign exchange rate fluctuations may cause the Company's assets, sales and results of operations to be adversely impacted in the future.

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

RESULTS OF OPERATIONS

         The following table sets forth the Company's statement of operations data as a percentage of net sales for the periods indicated.


                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                               -----------------------------        ----------------------------
                                               JANUARY 31,        JANUARY 31,       JANUARY 31,       JANUARY 31,
                                                  1999               1998              1999              1998
                                               ----------         ----------        ----------        ----------
                                               (UNAUDITED)        (UNAUDITED)       (UNAUDITED)       (UNAUDITED)
Net sales .............................             100.0%             100.0%            100.0%            100.0%

Cost of sales .........................              69.9               64.4              69.0              65.2
                                               ----------         ----------        ----------        ----------
  Gross profit ........................              30.1               35.6              31.0              34.8
Selling, general and administrative
  expenses ............................              25.8               21.9              23.5              20.1
Research and development expenses......               4.9                4.5               4.5               4.2
                                               ----------         ----------        ----------        ----------
  Operating income (loss) .............              (0.6)               9.2               3.0              10.5
Interest income and (expense), net ....               1.2                1.1               1.1                .9
                                               ----------         ----------        ----------        ----------
  Income (loss) before income
    taxes .............................               0.6               10.3               4.1              11.4
Provision (benefit) for income
  taxes ...............................               0.2                4.0               1.5               4.4
                                               ----------         ----------        ----------        ----------
 Net income (loss) ....................               0.4%               6.3%              2.6%              7.0%
                                               ==========         ==========        ==========        ==========

QUARTER AND SIX MONTHS ENDED JANUARY 31, 1999 COMPARED TO QUARTER AND SIX MONTHS ENDED JANUARY 31, 1998

GENERAL COMMENTS

         Results of operations for the quarters ended October 31, 1997, January 31, 1998 and October 31, 1998 have been restated to give effect to the Gigatek acquisition accounted for as a pooling of interests. See Note 4 to the Consolidated Condensed Financial Statements for January 31, 1999.

         Net Sales

         Net sales increased 8.0% from $24.4 million for the quarter ended January 31, 1998 to $26.4 million for the quarter ended January 31, 1999, but declined 15.0% compared to net sales of $31.0 million for the most recent quarter ended October 31, 1998. The increase over sales for the same quarter one year ago was due primarily to the inclusion of revenues from the acquisitions of Megabyte, Invincible, Gigatek and Pera completed by the Company during the past year. The additional revenue generated by the acquisitions was offset, however, by a significant decrease in sales of CD servers and arrays during the quarter ended January 31, 1999. The reduction from sales for the October 1998 quarter was primarily due to a significant decrease in sales of CD servers and arrays as well as reduced industry wide demand for the Company's disk drive upgrade subsystems for desktop computers, combined with the effect of significant price erosion which occurred during the quarter. Net sales were also affected by seven fewer selling days during the quarter as a result of the holidays and the Company's relocation of its corporate headquarters from Irvine, California to Santa Ana, California during which time the Company saw reduced productivity. The Company expects to see a continued weakness in the demand for its upgrade disk drive storage products and CD-ROM Network Storage Solutions throughout the balance of fiscal 1999. For the quarter ended January 31, 1999, sales of the Company's

"Intelligent Network Storage Products", which comprise CD servers and arrays and RAID storage systems, comprised approximately 55% of net sales, and sales of disk drive storage upgrade products comprised approximately 45% of net sales. International sales increased significantly as the Company saw a larger portion of its net sales come from Europe, where its recent acquisitions are headquartered. International sales increased from $1.8 million, or approximately 7.7% of net sales, in the quarter ended January 31, 1998 to $13.5 million, or approximately 50.9% of net sales, for the quarter ended January 31, 1999 due primarily to the inclusion of the revenues of Megabyte, Pera and Gigatek and the reduced US sales of Procom's CD servers and arrays. Net sales for the six months ended January 31, 1999 increased 4.8% to $57.4 million from $54.8 million for the six months ended January 24, 1998. The reduced growth in sales for the six month period was caused by and affected by the factors set forth above.

         Gross Profit

         The Company's gross margins decreased from 35.6% of net sales for the quarter ended January 31, 1998 to 30.1% of net sales for the quarter ended January 31, 1999, while gross margins decreased from 34.8% of net sales for the six months ended January 24, 1998 to 31.0% of net sales for the six months ended January 31, 1999. These decreases were primarily the result of the inclusion of the revenues of Megabyte and Gigatek, which have historically experienced lower margins, and to a lesser extent, reductions in sales of CD servers and arrays. In addition, the Company realized higher margins on increased sales of disk drive upgrade products for notebook computers and RAID storage products, and such increases more than offset the effect of competition and price erosion typical in the disk drive upgrade industry.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased from $5.4 million, or 21.9% of net sales for the quarter ended January 31, 1998 to $6.8 million, or 25.8% of net sales for the quarter ended January 31, 1999. Selling, general and administrative expenses increased from $11.3 million, or 20.1% of net sales for the six months ended January 31, 1998 to $13.5 million, or 23.5% of net sales for the six months ended January 31, 1999. The dollar increase in selling, general and administrative expenses for the second quarter of fiscal 1999 compared to the same quarter in fiscal 1998 was primarily a result of relocation and increased rent expenses as the Company moved its corporate headquarters during the quarter, increased marketing and co-operative advertising costs, increased personnel and related costs necessary to support the Company's operating plans, and the administrative costs of the Company's recent acquisitions, offset by reductions in advertising costs and sales commissions, due to the reduction in net sales. The dollar increase for the six month period in fiscal 1999 was primarily the result of increased co-operative advertising costs, and increased personnel and related costs necessary to support the Company's growth plans. The Company anticipates that the dollar amount of its selling, general and administrative expenses will increase as the Company expands its efforts to penetrate certain sales channels and regions, makes strategic acquisitions, and continues to strengthen and upgrade its existing management information and telecommunications systems.

         Research and Development

         Research and development expenses increased from $1.1 million, or 4.5% of net sales for the quarter ended January 31, 1998, to $1.3 million, or 4.8% of net sales for the quarter ended January 31, 1999. Research and development expenses increased from $2.4 million, or 4.2% of net sales for the six months ended January 31, 1998 to $2.6 million, or 4.5% of net sales for the six months ended January 31, 1999. The increases were primarily due to continued increases in additional hardware developers and software programmers to develop additional products and enhance existing product features. The Company anticipates that the dollar amount of its research and development expenses will continue to increase, and also may increase as a percentage of net sales, with the expected addition of dedicated engineering resources to develop new product categories. These additions are being made to increase the likelihood that the Company's products will be compatible with a wide range of hardware platforms and network topologies and to further develop NetFORCE products, the Company's proprietary client/server management storage architecture. In addition, the Company intends to continue to update software drivers to ensure that the Company's CD servers and arrays function with a variety of hardware platforms and network operating systems.

         Interest Income and Expense

         During each of the quarters and six month periods ending January 31, 1998 and January 31, 1999, the Company invested its available cash in investment grade commercial paper with maturities of less than 180 days. Because the Company's investable cash position increased somewhat in the current quarter and six month period compared to the same periods one year ago, even though interest rates softened in those same periods. As a result, interest income for the second quarter and six months of fiscal 1999 was $341,000 and $666,000, respectively, compared to $291,000 and $578,000 for the same periods in fiscal 1999. Interest expense in fiscal 1999 includes relatively small amounts of interest paid on lines of credits maintained by the Company's foreign subsidiaries.

         Income Taxes

         The Company's effective tax rates for each of the two quarters ended January 31, 1999 and 1998 ranged between 35.3% and 38.5% of pretax income, which approximate the federal and state statutory rates with modest reductions for benefits resulting from the Company's use of its foreign sales corporation ("FSC") and benefits accruing from the increases in research and development activity, causing increased research and development credits.

General comments

         The Company's results of operations have in the past varied significantly and are likely in the future to vary significantly as a result of a number of factors, including the mix of products sold, the volume and timing of orders received during the period, the timing of new product introductions by the Company and its competitors, product line maturation, the impact of price competition on the Company's average selling prices, the availability and pricing of components for the Company's products, changes in distribution channel mix and product returns or price protection charges from customers. Many of these factors are beyond the Company's control. Although the Company has experienced growth in sales in some recent periods, there can be no assurance that the Company will experience growth in the future or be profitable on an operating basis in any future period. In addition, due to the short product life cycles that characterize the Company's markets, a significant percentage of the Company's sales each quarter may result from new products or product enhancements introduced in that quarter. Since the Company relies on new products and product enhancements for a significant percentage of sales, failure to continue to develop and introduce new products and product enhancements or failure of these products or product enhancements to achieve market acceptance could have a material adverse effect on the Company's business, financial condition and results of operations. Historically, as the Company has planned and implemented new products, it has experienced unexpected reductions in sales and gross profit of older generation products as customers have anticipated new products. These reductions have in the past given and could continue to give rise to charges for obsolete or excess inventory, returns of older generation products by computer resellers, VARs and distributors or substantial price protection charges. From time to time, the Company has experienced and may in the future experience inventory obsolescence resulting from the unexpected discontinuance of third party components, such as disk drives, included in the Company's products. To the extent the Company is unsuccessful in managing product transitions, the Company may experience a material adverse effect on the Company's business, financial condition and results of operations.

         The Company also has seen significant reduced demand and revenues for its CD servers and some notebook upgrade disk drive products during the quarter ended January 31, 1999, and is currently analyzing the market demands and opportunities for those products in the future while transitioning existing users to more complex information access solutions such as CD-FORCE and NetFORCE where possible.

         The Company has embarked on a strategy to acquire other entities that it believes are complementary to the Company's products, markets or services. The Company does not have significant experience in managing the acquisition process or the operations of newly acquired acquisition targets. While the Company believes that its recent acquisitions have helped position the Company for long-term growth, especially in Europe, each of the acquisitions brings unique and sometimes costly challenges to resolve or overcome. There can be no assurance that the Company's acquisition strategy will be successful, or that the Company will be successful in managing the acquisition target after the acquisition is completed. To the extent the Company is unsuccessful in either the acquisition process or in managing the acquisition target, there could be a material adverse effect on the Company's business, financial condition and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         In November 1994, the Company instituted a revolving line of credit with Finova Capital ("Finova"). The facility was amended in November 1996 to provide the Company with up to $20.0 million in working capital loans, based upon the Company's accounts receivable and inventory levels. The line of credit accrues certain commitment fees, unused facility fees and interest on outstanding amounts at the lender's prime rate (8.5% at January 31, 1998) plus 1.5%. Finova also makes available to the Company various flooring commitments pursuant to which the Company may finance the purchase of up to $13.0 million in inventory (less any amounts outstanding in working capital loans) from certain of the Company's vendors who have credit arrangements with Finova. As of January 31, 1999, there was no balance outstanding under the credit facility, and $3.1 million outstanding under the flooring arrangements. The agreement governing the credit facility requires the Company to maintain certain financial covenants (including the maintenance of working capital of at least $500,000), minimum levels of tangible net worth and minimum levels of liquidity. As of January 31, 1999, the Company was in compliance with the covenants of the Finova line of credit. The initial term of the line of credit expired on November 29, 1997, but automatically renews for successive one year periods unless terminated by either party within a specified period in advance of the automatic renewal date. In addition, the Company maintains a small line of credit for Megabyte's and Gigatek's cash management needs.

         Subsequent to July 31, 1998, the Company's Board of Directors approved an open market stock repurchase program. Pursuant to the program, the Company is authorized to effect repurchases of up to $2 million in shares of its common stock. The Company expects that it will make such repurchases from time to time, when it determines that such repurchases are the best available use of the Company's available cash, given the price of the Company's stock and the interest income the Company would otherwise earn on the Company's available cash. The Company intends to make any repurchases subject to an ongoing buyback program, and currently does not intend to repurchase more shares than the number of shares which are issued pursuant to employee stock option exercises or other employee stock purchase programs. During the quarter ended October 31, 1998, the Company repurchased approximately 19,000 shares at a total cost of approximately $92,000. No repurchases were made during the quarter ended January 31, 1999, although repurchases have been made pursuant to the buyback program subsequent to such date.

         The Company has recently acquired an 8.5 acre parcel of land in Irvine, California, where it will develop a corporate headquarters facility, which the Company expects will be ready for occupancy in the year 2000. The cost of the land, together with the currently estimated cost to construct the facility, would approximate $14-15 million. The Company is considering various development and financing options, and believes that it will have the capital resources available to it to finance and complete the building during the next two years.

         As of January 31, 1999, the Company had cash balances of $ 24.4 million and $16.2 million of availability under its line of credit. The Company believes that these cash balances and available credit under its existing lines of credit will be sufficient to meet anticipated cash requirements for at least the next twelve months. The Company will continue to acquire fixed assets and make expenditures to support its growth. In addition, in fiscal 1998, the Company completed two acquisitions utilizing its own cash and common stock, and in the quarter ended January 31, 1999, the Company completed two additional acquisitions utilizing its own cash and common stock. The Company has made cash advances to continue the operations of the entities acquired during fiscal 1998 and during this quarter, of approximately $5 million. Additional advances may be necessary in the future in order to continue the orderly operation of the entities acquired. The Company has had discussions concerning potential acquisitions with various businesses which have or offer products and technologies that are complementary to those of the Company. The Company may acquire additional businesses in the future. There can be no assurance that any such potential acquisitions could or will be completed. In the event the Company's plans, including the development of the corporate headquarters or the funds expended in the stock buyback program, require more capital than is presently anticipated, the Company's remaining cash balances may be consumed and additional sources of liquidity such as debt or equity financings may be required to meet working capital needs. There can be no assurance that additional capital beyond the amounts currently forecast by the Company will not be required nor that any such required additional capital will be available on reasonable terms, if at all, at such time or times as required by the Company.

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

YEAR 2000 PREPAREDNESS INFORMATION

         The Year 2000 issue is the result of computer programs, microprocessors, and embedded date reliant systems using two digits rather than four to define the applicable year. If such programs are not corrected, date data concerning the Year 2000 could cause many systems to fail, lock up or generate erroneous results. The Company considers a product to be "Year 2000 compliant" if the product's performance and functionality are unaffected by processing of dates prior to, during and after the Year 2000, but only if all products (for example hardware, software and firmware) used with the product properly exchange accurate date data with it. The Company believes that as data storage devices, its hard drive products are transparent to Year 2000 requirements, and rely primarily on software found in operating systems and applications to function properly. After significant testing, the Company believes its current hard drive and CD-ROM products are Year 2000 compliant, although other products previously sold by the Company may not be Year 2000 compliant. In September 1998, the Company began to offer a limited Year 2000 warranty on products sold by the Company after that date. Previous to September 1998, the Company did not offer any such warranty on any of its products. The Company believes that it may be possible that litigation may be brought against vendors, including the Company, of all component products of systems that are unable to properly manage data related to the Year 2000. The Company's agreements with customers and end users, both for products sold before and after September 1998, typically contain provisions designed to limit the Company's liability for such claims. It is possible, however, that these measures will not provide protection from liability claims, as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. Any such claims, with or without merit, could result in a material adverse effect on the Company's business, financial condition and results of operations, customer satisfaction issues and potential lawsuits.

        The Company is identifying Year 2000 dependencies in its primary accounting software, and other systems, equipment, and processes and is implementing changes to such systems, updating or replacing such equipment, and modifying such processes to make them Year 2000 compliant. The Company is now assessing its internal Year 2000 issues and is in the process of remediation of the critical systems. While management believes the Company's current accounting software systems appear to be Year 2000 compliant, the Company intends to upgrade those systems during fiscal 1999, and will insure that Year 2000 compliance is a major factor in the selection of the appropriate accounting software package. The Company has also initiated formal communications with many of its significant suppliers and financial institutions to evaluate their Year 2000 compliance plans and state of readiness and to determine whether any Year 2000 issues will impede the ability of such suppliers to continue to provide goods and services to the Company. As a general matter, the Company is vulnerable to any failure by its key suppliers to remedy their own Year 2000 issues, which could delay shipments of essential components, thereby disrupting or halting the Company's manufacturing operations. Further, the Company also relies, both domestically and internationally, upon governmental agencies, utility companies, telecommunication service companies and other service providers outside of the Company's control. There is no assurance that such suppliers, governmental agencies, financial institutions, or other third parties will not suffer business disruption caused by a Year 2000 issue, and there is little practical opportunity for the Company to test or require Year 2000 compliance from many of those large agencies, companies or providers. Such failures could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, the Company is communicating with its large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues.

        The Company anticipates that its internal systems, equipment and processes will be substantially Year 2000 compliant by the end of June 1999. A formal budget has not been established, and the cost to the Company of achieving Year 2000 compliance is evolving; however, it is not currently expected to have a material effect on the Company's financial condition or results of operations. The Company has to date spent approximately $100,000 to upgrade computer hardware to insure Year 2000 compliance, and that amount will be capitalized and depreciated over the useful life of the asset, expected to be 3 years. The Company anticipates that the cost of Year 2000 compliant software (including the upgraded accounting software noted above) and hardware could exceed $1 million, and is not likely to exceed $2.0 million, (excluding the costs of the Year 2000 compliance problems associated with the Company's vendors, customers, financial institutions and government agencies noted above) although the Company believes that a significant amount of the total expenditures would be capitalized and depreciated over the useful life of the applicable asset, such as computer hardware or software replaced to keep pace with technological advances. The Company estimates that Year 2000 compliance charges will be paid from existing Company working capital, and that the total Year 2000 compliance budget is approximately 50% of the Company's total IT expenditures. While the Company currently expects that the Year 2000 issue will not pose significant internal operational problems, delays in the Company's remediation efforts, or a failure to fully identify all Year 2000 dependencies in the systems, equipment or processes of the Company or its vendors, customers or financial institutions could have material adverse consequences, including delays in the manufacture, delivery or sale of products. Therefore, the Company is considering the development of contingency plans along with its remediation efforts for continuing operations in the event such problems arise.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

         As previously reported in the Company's filings with the Securities and Exchange Commission, the Company and one of its executives are defendants in an action filed in Orange County Superior Court by Miradco International Corporation, a private company based in Newport Beach, California, consisting of two principals ("Miradco"), which alleges that the Company and the executive breached an alleged oral contract with Miradco or that the Company and/or the executive misrepresented that a contract existed with Miradco. In its complaint, Miradco has asserted that it is entitled to receive 280,000 shares of the Company's Common Stock, which Miradco contends have a value in excess of $5.6 million, as payment for financial and other advisory services allegedly rendered to the Company by Miradco. During discovery in the legal action, Miradco has claimed that it is entitled to receive up to 7% of the Company's Common Stock, with a minimum of 280,000 shares. In addition, in its complaint, Miradco also seeks an award of punitive damages. The Company vigorously denies the existence of any oral contract with Miradco, and believes any oral contract claim of Miradco and the suit are without merit. The Company intends to continue to defend itself vigorously in this action. The Company expects that it will incur significant additional legal expenses relating to this claim in the quarter ended April 30, 1999 and for the rest of fiscal 1999. Trial has been set initially for March 1999. While the Company believes that Miradco's claims are without merit, there can be no assurance about the outcome of this case, nor the effect it may have on the financial condition or results of operations of the Company. If the claims of Miradco were held to be valid, a judgment for a significant amount could be entered against the Company, and such judgment could have a material adverse effect on the Company's results of operations and financial condition.

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

Item 4.  Submission of  Matters to a Vote of Security Holders.

         The annual meeting of shareholders was held on January 21, 1999. The shareholders elected the following six directors to hold office until the next annual meeting and until their successors are elected and qualified:

                                                                            NUMBER OF VOTES
                                                                       -------------------------
                                                                          FOR            AGAINST
                                                                       ---------         -------
         Alex Razmjoo.............................................     9,671,310         270,831
         Nick Shahrestany.........................................     9,673,045         269,096
         Frank Alaghband..........................................     9,673,045         269,096
         Dom Genovese.............................................     9,672,370         269,771
         Alex Aydin...............................................     9,673,045         269,096
         David Blake..............................................     9,672,370         269,771


         In addition, the shareholders approved the following proposals:

                                                                                            NUMBER OF VOTES
                                                                      -------------------------------------------------------
                                                                         FOR          AGAINST         ABSTAIN        BROKER
                                                                      ----------     ----------     ----------     ----------
                                                                                                                    Non-Votes
An Amendment of the Company's 1995 Stock Option Plan to increase the number of shares reserved for issuance thereunder by 600,000
shares to an aggregate of 1,590,000 shares.                            7,134,265      1,260,878         19,280      1,527,718

To establish the 1999 Employee Stock Purchase Plan and to
reserve 250,000 shares for issuance pursuant to the plan.              7,831,915        570,843         11,665      1,527,718

The appointment of Arthur Andersen & Company, L.L.P. as the
independent auditors of the Company for 1998.                          9,928,340          7,081          6,720              0

Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a) See Exhibit Index. No Statement re Computation of Per Share Earnings is included, because the computation can be clearly determined from material contained in this Report. See the Consolidated Statements of Operations, and the Notes thereto.

(b) A Report on Form 8-K/A was filed on January 11, 1999. The Report included as an Exhibit financial statements dated March 31, 1998 of Invincible Technologies Corporation, a Massachusetts corporation ("ITC"). The Company had acquired the assets and assumed certain liabilities of ITC in June 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, County of Orange, State of California, on the 17th day of March, 1999.

                                       PROCOM TECHNOLOGY, INC.


                                       By:  /s/   Alex Razmjoo
                                            ------------------------------------
                                            Alex Razmjoo
                                            Chairman, President and
                                            Chief Executive Officer

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

         SIGNATURE                                           TITLE                               DATE
         ---------                                           -----                               ----


    /s/       Alex Razmjoo                Chairman of the Board, President                  March 17, 1998
--------------------------------------    and Chief Executive Officer (Principal
              Alex Razmjoo                Executive Officer)



    /s/        Alex Aydin                 Executive Vice President, Finance                 March 17, 1998
--------------------------------------    and Administration (Principal Financial Officer)
               Alex Aydin


    /s/      Frederick Judd               Vice President, Finance and                       March 17, 1998
--------------------------------------    General Counsel (Principal Accounting Officer)
             Frederick Judd

                                INDEX TO EXHIBITS

                                                                                                                  SEQUENTIALLY
EXHIBIT                                                                                                               NUMBER
NUMBER                                   DESCRIPTION                                                                    PAGE
-------                                  -----------                                                              ------------
   3.1+     Amended and Restated Articles of Incorporation of the Company.......................................
   3.2+     Amended and Restated Bylaws of the Company..........................................................
  10.1+     Form of Indemnity Agreement between the Company and each of its executive officers and directors....
  10.2+     Form of Amended and Restated Procom Technology, Inc. 1995 Stock Option Plan.........................
  10.3+     Amended and Restated Executive Employment Agreement, dated as of October 28, 1996, between the
            Company and Alex Razmjoo............................................................................
  10.4+     Amended and Restated Executive Employment Agreement, dated as of October 28, 1996, between the
            Company and Frank Alaghband.........................................................................
  10.5+     Amended and Restated Executive Employment Agreement, dated as of October 28, 1996, between the
            Company and Alex Aydin..............................................................................
  10.6+     Amended and Restated Executive Employment Agreement, dated as of October 28, 1996, between the
            Company and Nick Shahrestany........................................................................
  10.7+     Form of Registration Rights Agreement...............................................................
  10.8+     Lease, dated February 10, 1992, between 2181 Dupont Associates and the Company, as amended..........
  10.9+     Loan and Security Agreement, dated November 18, 1994, by and between the Company and FINOVA Capital
            Corporation, as amended.............................................................................
  11.1+     Statement re: Computation of Earnings Per Share.....................................................
  21.1+     List of Subsidiaries................................................................................
  27.1      Financial Data Schedule.............................................................................

----------

+  Previously filed