Form 10-Q
period 1999-04-30
PROCOM TECHNOLOGY INC
filed 1999-06-14
CIK 1025711

         (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended APRIL 30, 1999

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The number of shares of Common Stock, $.01 par value, outstanding on May 31, 1999, was 11,227,880.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

              PROCOM TECHNOLOGY, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                APRIL 30,         JULY 31,
                                                                  1999              1998
                                                              ------------      ------------
                                                               (UNAUDITED)      (RESTATED)(3)
Current assets:
  Cash ..................................................     $    696,000      $    660,000
  Short-term marketable securities, held to maturity,
    including restricted securities .....................       22,971,000        22,785,000
  Accounts receivable, less allowance
    for doubtful accounts and sales
    returns of $2,959,000 and
    $1,329,000, respectively ............................       11,192,000        17,115,000
  Inventories, net ......................................        8,604,000         9,528,000
  Deferred income taxes .................................        3,056,000         1,852,000
  Prepaid expenses ......................................          585,000           748,000
  Other current assets ..................................          216,000           261,000
                                                              ------------      ------------
          Total current assets ..........................       47,320,000        52,949,000
Property and equipment, net .............................        9,155,000         2,279,000
Other assets ............................................          937,000         1,846,000
                                                              ------------      ------------
          Total assets ..................................     $ 57,412,000      $ 57,074,000
                                                              ============      ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Line of credit ........................................     $    263,000      $  1,583,000
  Accounts payable ......................................       10,837,000        12,501,000
  Accrued expenses and other current liabilities ........        2,562,000         3,093,000
  Accrued compensation ..................................          875,000         1,321,000
  Deferred service revenues .............................        1,179,000           931,000
  Income taxes payable ..................................         (862,000)          756,000
                                                              ------------      ------------
          Total current liabilities .....................       14,854,000        20,185,000
                                                              ------------      ------------
  Loan payable ..........................................        7,500,000                --
                                                              ------------      ------------
          Total liabilities .............................       22,354,000        20,185,000
                                                              ------------      ------------

Commitments and contingencies
Shareholders' equity:
  Preferred stock, $.01 par value;
    10,000,000 shares authorized, no
    shares issued and outstanding .......................               --                --
  Common stock, $.01 par value;
    65,000,000 shares authorized,
    11,227,880 and 11,178,742, shares
    issued and outstanding,
    respectively ........................................          112,000           112,000
  Additional paid in capital ............................       17,582,000        17,659,000
  Retained earnings .....................................       17,342,000        19,109,000
  Foreign currency translation ..........................           22,000             9,000
                                                              ------------      ------------
          Total shareholders' equity ....................       35,058,000        36,889,000
                                                              ------------      ------------
      Total liabilities and shareholders' equity.........     $ 57,412,000      $ 57,074,000
                                                              ============      ============


The accompanying notes are an integral part of these consolidated balance sheets.

(a) See Note 4 for an explanation of the restated July 31, 1998 balances.

              PROCOM TECHNOLOGY, INC. AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                        QUARTERS ENDED                   NINE MONTHS ENDED
                               ------------------------------      ------------------------------
                                 APRIL 30,         APRIL 30,         APRIL 30,        APRIL 30,
                                   1999              1998              1999              1998
                               ------------      ------------      ------------      ------------
                               (UNAUDITED)       (UNAUDITED &      (UNAUDITED)       (UNAUDITED &
                                                 RESTATED)(A)                        RESTATED)(A)
Net sales ................     $ 22,726,000      $ 29,622,000      $ 80,167,000      $ 85,806,000
Cost of sales ............       17,183,000        20,559,000        56,833,000        57,192,000
                               ------------      ------------      ------------      ------------
     Gross profit ........        5,543,000         9,063,000        23,334,000        28,614,000

Selling, general and
  administrative
  expenses ...............        6,861,000         5,963,000        20,364,000        17,253,000
Research and development
  expenses ...............        1,441,000         1,207,000         4,006,000         3,585,000
Impairment and
  restructuring charge ...        1,627,000                --         1,627,000                --
                               ------------      ------------      ------------      ------------

     Operating income ....       (4,386,000)        1,893,000        (2,663,000)        7,776,000

Other (income) expense
 Interest income .........          288,000           316,000           954,000           894,000
 Interest (expense) ......           (9,000)          (30,000)          (65,000)          (77,000)
                               ------------      ------------      ------------      ------------

Income before income taxes       (4,107,000)        2,179,000        (1,774,000)        8,593,000
                               ------------                        ------------
Provision for income taxes       (1,117,000)          865,000          (264,000)        3,360,000
                               ------------      ------------      ------------      ------------
     Net income ..........     $ (2,990,000)     $  1,314,000      $ (1,510,000)     $  5,233,000
                               ------------      ============      ------------      ============

Net income per share:
 Basic ...................     $      (0.27)     $       0.12      $      (0.13)     $       0.47
                               ============      ============      ============      ============
 Diluted .................     $      (0.26)     $       0.12      $      (0.13)     $       0.46
                               ============      ============      ============      ============

Shares used in per share
computation:
 Basic ...................       11,254,000        11,225,000        11,247,000        11,144,000
                               ============      ============      ============      ============
 Diluted .................       11,449,000        11,306,000        11,529,000        11,285,000
                               ============      ============      ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

(a) See Note 4 for an explanation of the restated Fiscal 1998 balances.

              PROCOM TECHNOLOGY, INC. AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                              NINE MONTHS ENDED
                                                        ------------------------------
                                                          APRIL 30,         APRIL 30,
                                                            1999              1998
                                                        ------------      ------------
                                                        (UNAUDITED)        (UNAUDITED
                                                                           & RESTATED)
                                                                               (A)
Cash flows from operating activities:
  Net income                                            $ (1,510,000)     $  5,233,000
    Adjustments to reconcile net
      income to net cash
      provided by operating activities:
    Depreciation and amortization                          1,659,000           417,000
    Changes in assets and
      liabilities:
         Accounts receivable                               5,923,000          (582,000)
         Inventories                                         924,000        (1,357,000)
         Deferred income taxes                            (1,204,000)               --
         Prepaid expenses                                    163,000           175,000
         Other current assets                                 45,000          (186,000)
         Other assets                                         62,000           (28,000)
         Accounts payable                                 (1,664,000)          (58,000)
         Accrued expenses                                   (530,000)          823,000
         Accrued compensation                               (446,000)          (68,000)
         Deferred service revenue                         (1,618,000)               --
         Income taxes payable                                248,000           622,000
                                                        ------------      ------------
            Net cash provided (used)
             by operating activities                       2,052,000         4,991,000
                                                        ------------      ------------
Cash flows from investing activities:
  Acquisitions, net of cash acquired                        (113,000)          120,000
  Purchase of property and
    equipment                                             (7,689,000)         (559,000)
                                                        ------------      ------------
             Net cash provided by
               investing activities                       (7,802,000)         (439,000)
                                                        ------------      ------------
Cash flows from financing activities:
  Long-term loan                                           7,500,000                --
  Borrowings on line of credit                            (1,320,000)               --
  Payments made on line of credit                                 --           187,000
  Repurchases of common stock                               (366,000)               --
  Stock options, exercises, and
    related tax benefits                                     145,000           139,000
                                                        ------------      ------------
            Net cash provided by
              (used in) financing
              activities                                   5,959,000           326,000
                                                        ------------      ------------
    Effect of exchange rate changes                           13,000             6,000
                                                        ------------      ------------
    Increase (decrease) in cash                              222,000         4,884,000
Cash and marketable commercial paper at beginning
   of period                                              23,445,000        18,895,000
                                                        ------------      ------------
Cash and marketable commercial paper at end of
   period                                               $ 23,667,000      $ 23,779,000
                                                        ============      ============
 Supplemental disclosures of cash flow information:
  Cash paid during the periods for:
    Interest                                            $     65,000      $     77,000
    Income taxes                                        $  2,425,000      $  1,928,000


The accompanying notes are an integral part of these consolidated financial statements.

(a) See Note 4 for an explanation of the restated Fiscal balances.

                     PROCOM TECHNOLOGY, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            FOR THE NINE MONTHS ENDED
                        APRIL 30, 1999 AND APRIL 30, 1998

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

NOTE 3.  RECENT ACCOUNTING PROUNOUNCEMENTS.

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 will be adopted by the Company for its fiscal 1999. Adoption of this pronouncement is not expected to have a material impact on the Company's financial statements. During this quarter, the only difference between reported net income and comprehensive net income is a $22,000 foreign currency translation adjustment.

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

         In January 1999, the Company acquired 100% of the outstanding common stock of Gigatek, Srl, an Italian distributor of high end networking solutions, in exchange for the issuance of 51,100 shares of the Company' common stock. The acquisition of Gigatek is treated as a pooling of interests for accounting purposes, and the revenues and results of operations of Gigatek are combined with those of the Company for each of the quarters and six months presented herein. The Company expects that periods prior to July 31, 1997 will not be restated as a result of the Gigatek acquisition because the impact on such periods is, in the opinion of the Company, immaterial, except that an adjustment to reflect the acquisition of Gigatek's net worth will be made to the retained earnings balance on July 31, 1997. The Company believes that the acquisition qualifies in all respects as a pooling of interests for accounting purposes.

         A schedule of the contribution by Gigatek to consolidated net sales, operating income, net income, and intercompany transactions follows.

                             QUARTERS ENDED              NINE MONTHS ENDED
                       -------------------------     -------------------------
                         APRIL 30,     APRIL 30,      APRIL 30,      APRIL 30,
                           1999          1998           1999           1998
                       ----------     ----------     ----------     ----------
Net sales (US$)        $  442,000     $1,147,000     $3,553,000     $2,728,000
Operating income           16,000        206,000        158,000         39,000
Net income                  5,000        117,000         41,000         32,000
Intercompany sales         31,000         82,000         95,000        245,000

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

RESULTS OF OPERATIONS

    The following table sets forth the Company's statement of operations data as a percentage of net sales for the periods indicated.

                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                          --------------------------   --------------------------
                                           APRIL 30,      APRIL 30,     APRIL 30,      APRIL 30,
                                             1999           1998          1999           1998
                                          -----------    -----------   -----------    -----------
                                          (UNAUDITED)    (UNAUDITED)   (UNAUDITED)    (UNAUDITED)
Net sales .........................          100.0%         100.0%        100.0%         100.0%
Cost of sales .....................           75.6           69.4          70.9           66.7
                                             -----          -----         -----          -----
  Gross profit ....................           24.4           30.6          29.1           33.3
Selling, general and administrative
 expenses..........................           30.2           20.1          25.4           20.0
Research and development expenses..            6.3            4.1           5.0            4.2
Impairment and restructuring charge            7.2            0.0           2.0            0.0
                                             -----          -----         -----          -----
  Operating income (loss) .........          (19.3)           6.4          (3.3)           9.1
Interest income and (expense), net             1.2            1.0           1.1            0.9
                                             -----          -----         -----          -----
  Income (loss) before income
    taxes .........................          (18.1)           7.4          (2.2)          10.0
Provision (benefit) for income
  taxes ...........................           (4.9)           3.0          (0.3)           3.9
                                             -----          -----         -----          -----
  Net income (loss) ...............          (13.2%)          4.4%         (1.9%)          6.1%
                                             =====          =====         =====          =====

QUARTER AND NINE MONTHS ENDED APRIL 30, 1999 COMPARED TO QUARTER AND NINE MONTHS ENDED APRIL 30, 1998

GENERAL COMMENTS

   RESULTS OF OPERATIONS FOR THE QUARTERS ENDED OCTOBER 31, 1997, AND 1998, JANUARY 31, 1998 AND APRIL 30, 1998 HAVE BEEN RESTATED TO GIVE EFFECT TO THE GIGATEK ACQUISITION ACCOUNTED FOR AS A POOLING OF INTERESTS. SEE NOTE 4 TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS FOR APRIL 30, 1999.

    Net Sales

    Net sales decreased 23.3% from $29.6 million for the quarter ended April 30, 1998 to $22.7 million for the quarter ended April 30, 1999, and declined 13.9% compared to net sales of $26.4 million for the most recent quarter ended January 31, 1999. The decrease in sales for the same quarter one year ago was due primarily to the inclusion of revenues from the acquisitions of Megabyte, Invincible, Gigatek and Pera completed by the Company during the past year offset, however, by a more significant decrease in sales of CD servers and arrays during the quarter ended April 30, 1999. The reduction from sales for the third quarter was primarily due to a significant decrease in sales of CD servers and arrays as well as reduced industry wide demand for the Company's disk drive upgrade subsystems for desktop computers, combined with the effect of significant price erosion which occurred during the quarter. The Company expects to see a continued weakness in the demand for its upgrade disk drive storage products and CD-ROM Network Storage Solutions throughout the balance of fiscal 1999. For the quarter ended April 30, 1999, sales of the Company's "Intelligent Network Storage Products", which comprise CD servers and arrays and RAID storage systems, comprised approximately 56% of net sales, and sales of disk drive storage upgrade products comprised approximately 44% of net sales. International sales increased significantly as the Company saw a larger portion of its net sales come from Europe, where its recent acquisitions are headquartered. International sales decreased from $8.5 million, or approximately 28.8% of net sales, in the quarter ended April 30, 1998 to $8.1 million, or approximately 35.5% of net sales, for the quarter ended April 30, 1999 due primarily to the inclusion of the revenues of Megabyte, Pera and Gigatek and the reduced US sales of Procom's CD servers and arrays. Net sales for the nine months ended April 30, 1999 decreased 6.6% to $80.2 million from $85.8 million for the nine months ended April 30, 1998. The reduced growth in sales for the nine month period was caused by and affected by the factors set forth above.

    Gross Profit

    The Company's gross margins decreased from 30.6% of net sales for the quarter ended April 30, 1998 to 24.4% of net sales for the quarter ended April 30, 1999, while gross margins decreased from 33.3% of net sales for the nine months ended April 30, 1998 to 29.1% of net sales for the nine months ended April 30, 1999. These decreases were primarily the result of the inclusion of the revenues of Megabyte and Gigatek, which have historically experienced lower margins, and to a lesser extent, reductions in sales of CD servers and arrays. In addition, in connection with a one-time write down of assets related to the Invincible acquisition, see below, the Company recorded additional reserves for Invincible inventories of approximately $700,000. In addition, the Company realized declining margins on increased sales of disk drive upgrade products for notebook computers and RAID storage products.

    Selling, General and Administrative Expenses

    Selling, general and administrative expenses increased from $6.0 million, or 20.1% of net sales for the quarter ended April 30, 1998 to $6.9 million, or 30.2% of net sales for the quarter ended April 30, 1999. Selling, general and administrative expenses increased from $17.3 million, or 20.1% of net sales for the nine months ended April 30, 1998 to $20.4 million, or 25.4% of net sales for the nine months ended April 30, 1999. The dollar increase in selling, general and administrative expenses for the second quarter of fiscal 1999 compared to the same quarter in fiscal 1998 was primarily due to increased marketing and co-operative advertising costs, increased personnel and related costs necessary to support the Company's operating plans, and the administrative costs of the Company's recent acquisitions, offset by reductions in advertising costs and sales commissions, due to the reduction in net sales. The dollar increase for the nine month period in fiscal 1999 was primarily the result of increased co-operative advertising costs, and increased personnel and related costs necessary to support the Company's growth plans, and higher than anticipated marketing and personnel expenses incurred by the Company's foreign subsidiaries. The Company anticipates that the dollar amount of its selling, general and administrative expenses will increase as the Company expands its efforts to penetrate certain sales channels and regions, makes strategic acquisitions, and continues to strengthen and upgrade its existing management information and telecommunications systems.

    Research and Development

    Research and development expenses increased from $1.2 million, or 4.1% of net sales for the quarter ended April 30, 1998, to $1.4 million, or 6.3% of net sales for the quarter ended April 30, 1999. Research and development expenses increased from $3.6 million, or 4.2% of net sales for the nine months ended April 30, 1998 to $4.0 million, or 5.0% of net sales for the nine months ended April 30, 1999. The increases were primarily due to continued increases in additional hardware developers and software programmers to develop additional products and enhance existing product features. The Company anticipates that the dollar amount of its research and development expenses will continue to increase, and also may increase as a percentage of net sales, with the expected addition of dedicated engineering resources to develop new product categories. These additions are being made to increase the likelihood that the Company's products will be compatible with a wide range of hardware platforms and network topologies and to further develop NetFORCE products, the Company's proprietary client/server management storage architecture. In addition, the Company intends to continue to update software drivers to ensure that the Company's CD servers and arrays function with a variety of hardware platforms and network operating systems.

    Impairment and Restructuring Charge

    During the quarter ending April 30, 1999, the Company concluded that, following the principles in Statement of Financial Accounting Standard No. 121, due to various changes in the Company's product and marketing strategies related to the Invincible product line, as well as several external factors which heavily affected those strategies, the values of the assets acquired in the Invincible acquisition had been impaired significantly. The Company reached the conclusion after comparing the remaining asset values to the prospects of discounted cash flows from the businesses utilizing the assets. The assets so affected included goodwill, fixed assets and inventories. As a result, goodwill of approximately $800,000 and net fixed assets of about $600,000 were written off, while an additional reserve of approximately $700,000 was added to cost of sales during the quarter. In addition, approximately $200,000 in costs relating to a lease cancellation and future product support costs were recorded during this quarter, for a total write-off or write-down of approximately $2,400,000, net of any tax benefit.

    Interest Income and Expense

    During each of the quarters and nine month periods ending April 30, 1998 and April 30, 1999, the Company invested its available cash in investment grade commercial paper with maturities of less than 180 days. Because the Company's investable cash position increased somewhat in the current quarter and six month period compared to the same periods one year ago, even though interest rates softened in those same periods. As a result, net interest income for the third quarter and nine months of fiscal 1999 was $288,000 and $954,000, respectively, compared to $316,000 and $894,000 for the same periods in fiscal 1998. Interest expense in fiscal 1999 includes relatively small amounts of interest paid on lines of credits maintained by the Company's foreign subsidiaries.

    Income Taxes

    The Company's effective tax rates for the first two quarters of fiscal 1999 and the first three quarters of fiscal 1998 ranged between 38.5% and 39.1% of pretax income, which approximate the federal and state statutory rates with modest reductions for benefits resulting from the Company's use of its foreign sales corporation ("FSC") and benefits accruing from the increases in research and development activity, causing increased research and development credits. For the quarter ended April 30, 1999, the tax benefit rate was approximately 15% due to a lower anticipated benefit from the one-time impairment and restructuring cost as well as the net operating losses of the Company's foreign subsidiaries for which no immediate tax benefit has been accrued.

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

    The Company also has seen significant reduced demand and revenues for its CD servers and some notebook upgrade disk drive products during the quarter ended April 30, 1999, and is currently analyzing the market demands and opportunities for those products in the future while transitioning existing users to more complex information access solutions such as CD-FORCE and NetFORCE where possible.

    The Company has embarked on a strategy to acquire other entities that it believes are complementary to the Company's products, markets or services. The Company does not have significant experience in managing the acquisition process or the operations of newly acquired acquisition targets. While the Company believes that its recent acquisitions have helped position the Company for long-term growth, especially in Europe, each of the acquisitions brings unique and sometimes costly challenges to resolve or overcome. For example, in the quarter ended April 30, 1999, the Company wrote off approximately $2.4 million in costs related to the acquisition of Invincible in June 1998. There can be no assurance that the Company's acquisition strategy will be successful, or that the Company will be successful in managing the acquisition target after the acquisition is completed. To the extent the Company is unsuccessful in either the acquisition process or in managing the acquisition target, there could be a material adverse effect on the Company's business, financial condition and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

    In November 1994, the Company instituted a revolving line of credit with Finova Capital ("Finova"). The facility was amended in November 1996 to provide the Company with up to $20.0 million in working capital loans, based upon the Company's accounts receivable and inventory levels. The line of credit accrues certain commitment fees, unused facility fees and interest on outstanding amounts at the lender's prime rate (8.0% at April 30, 1998) plus 1.5%. Finova also makes available to the Company various flooring commitments pursuant to which the Company may finance the purchase of up to $13.0 million in inventory (less any amounts outstanding in working capital loans) from certain of the Company's vendors who have credit arrangements with Finova. As of April 30, 1999, there was no balance outstanding under the credit facility, and $1.4 million outstanding under the flooring arrangements. The agreement governing the credit facility requires the Company to maintain certain financial covenants (including the maintenance of working capital of at least $500,000), minimum levels of tangible net worth and minimum levels of liquidity. As of April 30, 1999, the Company was in compliance with the covenants of the Finova line of credit. The initial term of the line of credit expired on November 29, 1997, but automatically renews for successive one year periods unless terminated by either party within a specified period in advance of the automatic renewal date.

    During the quarter ended April 30, 1999, the Company closed a collateralized line of credit to finance the acquisition of land intended for the Company's long term corporate headquarters in Irvine, California. The line is for a total of $7,500,000, for 18 months, and accrues interest at 6.5%. Approximately $10,000,000 of the Company's short term cash is pledged as security for repayment of the line of credit. In addition, the Company maintains a small line of credit for Megabyte's and Gigatek's cash management needs.

    Subsequent to July 31, 1998, the Company's Board of Directors approved an open market stock repurchase program. Pursuant to the program, the Company is authorized to effect repurchases of up to $2 million in shares of its common stock. The Company expects that it will make such repurchases from time to time, when it determines that such repurchases are the best available use of the Company's available cash, given the price of the Company's stock and the interest income the Company would otherwise earn on the Company's available cash. The Company intends to make any repurchases subject to an ongoing buyback program, and currently does not intend to repurchase more shares than the number of shares which are issued pursuant to employee stock option exercises or other employee stock purchase programs. During the nine months ended April 30, 1998, the Company repurchased approximately 70,000 shares at a total cost of approximately $366,000. The Company intends to continue to make repurchases under the plan as long as the price of the shares purchased represents an attractive use of the Company's cash.

    The Company has recently purchased an 8.5 acre parcel of land in Irvine, California, where it is developing a corporate headquarters facility, which the Company expects will be ready for occupancy in the year 2000. The cost of the land, together with the currently estimated cost to construct the facility, would approximate $14-15 million. The Company is considering various development and financing options, and believes that it will have the capital resources available to it to finance and complete the building during the next two years.

    As of April 30, 1999, the Company had cash and restricted cash balances of $23.7 million and $18.6 million of availability under its line of credit. Company believes that these cash balances and available credit under its existing lines of credit will be sufficient to meet anticipated cash requirements for at least the next twelve months. The Company will continue to acquire fixed assets and make expenditures to support its growth. In addition, in fiscal 1998, the Company completed two acquisitions utilizing its own cash and common stock, and in the quarter ended April 30, 1999, the Company completed two additional acquisitions utilizing its own cash and common stock. The Company has made cash advances to continue the operations of the entities acquired during fiscal 1998 and during this quarter, of approximately $5 million. Additional advances may be necessary in the future in order to continue the orderly operation of the entities acquired. The Company has had discussions concerning potential acquisitions with various businesses which have or offer products and technologies that are complementary to those of the Company. The Company may acquire additional businesses in the future. There can be no assurance that any such potential acquisitions could or will be completed. In the event the Company's plans, including the development of the corporate headquarters or the funds expended in the stock buyback program, require more capital than is presently anticipated, the Company's remaining cash balances may be consumed and additional sources of liquidity such as debt or equity financings may be required to meet working capital needs. There can be no assurance that additional capital beyond the amounts currently forecast by the Company will not be required nor that any such required additional capital will be available on reasonable terms, if at all, at such time or times as required by the Company.

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

    The Company anticipates that its internal systems, equipment and processes will be substantially Year 2000 compliant by the end of September 1999. A formal budget has not been established, and the cost to the Company of achieving Year 2000 compliance is evolving; however, it is not currently expected to have a material effect on the Company's financial condition or results of operations. The Company has to date spent approximately $100,000 to upgrade computer hardware to insure Year 2000 compliance, and that amount will be capitalized and depreciated over the useful life of the asset, expected to be 3 years. The Company anticipates that the cost of Year 2000 compliant software (including the upgraded accounting software noted above) and hardware could exceed $1 million, and is not likely to exceed $2.0 million, (excluding the costs of the Year 2000 compliance problems associated with the Company's vendors, customers, financial institutions and government agencies noted above) although the Company believes that a significant amount of the total expenditures would be capitalized and depreciated over the useful life of the applicable asset, such as computer hardware or software replaced to keep pace with technological advances. The Company estimates that Year 2000 compliance charges will be paid from existing Company working capital, and that the total Year 2000 compliance budget is approximately 50% of the Company's total IT expenditures. While the Company currently expects that the Year 2000 issue will not pose significant internal operational problems, delays in the Company's remediation efforts, or a failure to fully identify all Year 2000 dependencies in the systems, equipment or processes of the Company or its vendors, customers or financial institutions could have material adverse consequences, including delays in the manufacture, delivery or sale of products. Therefore, the Company is considering the development of contingency plans along with its remediation efforts for continuing operations in the event such problems arise.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

    As previously reported in the Company's filings with the Securities and Exchange Commission, the Company and one of its executives are defendants in an action filed in Orange County Superior Court by Miradco International Corporation, a private company based in Newport Beach, California, consisting of two principals ("Miradco"), which alleges that the Company and the executive breached an alleged oral contract with Miradco. Miradco had claimed that it is entitled to receive up to 7% of the Company's Common Stock, with a minimum of 280,000 shares. On June 11, 1999, an Orange County jury returned a verdict in favor of the Company and against Miradco. While the Plaintiffs may appeal the verdict, the Company believes the claims of Miradco had no merit, and the Company is extremely pleased with the jury's verdict.

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

         (b) Reports on Form 8-K. No reports on Form 8-K were filed for the quarter ended April 30, 1999, although the Company filed a Report on Form 8-K on June 7, 1999 reporting that Arthur Andersen had resigned as the Company's independent auditors on June 1, 1999 (the "Former Auditors"). The Report noted that there had been no disagreements with the Former Auditors during the previous three years, with which statement the Former Auditors concurred in writing, and that the Company was seeking to replace the Former Auditors promptly.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, County of Orange, State of California, on the 14th day of June, 1999.

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

          SIGNATURE                                 TITLE                              DATE
          ---------                                 -----                              ----

    /s/      Alex Razmjoo             Chairman of the Board, President             June 14, 1998
-----------------------------------   and Chief Executive Officer (Principal
             Alex Razmjoo             Executive Officer)


    /s/       Alex Aydin              Executive Vice President, Finance            June 14, 1998
-----------------------------------   and Administration (Principal
              Alex Aydin              Financial Officer)


    /s/     Frederick Judd            Vice President, Finance and                  June 14, 1998
-----------------------------------   General Counsel (Principal Accounting
            Frederick Judd            Officer)

                                INDEX TO EXHIBITS

                                                                                                               SEQUENTIALLY
EXHIBIT                                                                                                           NUMBER
NUMBER                                        DESCRIPTION                                                          PAGE
-------                                       -----------                                                      ------------
   3.1+    Amended and Restated Articles of Incorporation of the Company .....................................

   3.2+    Amended and Restated Bylaws of the Company ........................................................

  10.1+    Form of Indemnity Agreement between the Company and each of its executive officers and directors ..

  10.2+    Form of Amended and Restated Procom Technology, Inc. 1995 Stock Option Plan .......................

  10.3+    Amended and Restated Executive Employment Agreement, dated as of October 28, 1996, between the
           Company and Alex Razmjoo ..........................................................................

  10.4+    Amended and Restated Executive Employment Agreement, dated as of October 28, 1996, between the
           Company and Frank Alaghband .......................................................................

  10.5+    Amended and Restated Executive Employment Agreement, dated as of October 28, 1996, between the
           Company and Alex Aydin ............................................................................

  10.6+    Amended and Restated Executive Employment Agreement, dated as of October 28, 1996, between the
           Company and Nick Shahrestany ......................................................................

  10.7+    Form of Registration Rights Agreement .............................................................

  10.8+    Lease, dated February 10, 1992, between 2181 Dupont Associates and the Company, as amended ........

  10.9+    Loan and Security Agreement, dated November 18, 1994, by and between the Company and FINOVA Capital
           Corporation, as amended ...........................................................................

  11.1+    Statement re: Computation of Earnings Per Share ...................................................

  21.1+    List of Subsidiaries ..............................................................................

  27.1     Financial Data Schedule ...........................................................................

----------

+  Previously filed