Form 10-K
period 1999-07-31
PROCOM TECHNOLOGY INC
filed 1999-10-29
CIK 1025711

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                       ----------------------------------

                                    FORM 10-K

        FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED JULY 31, 1999

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

                                (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding in 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        As of October 15, 1999, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was approximately $34.1 million.

        The number of shares of Common Stock, $.01 par value, outstanding on October 15, 1999, was 11,234,701.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Information required by Part III is incorporated by reference to portions of the Registrant's Proxy Statement for the Year 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1999 fiscal year.

                             PROCOM TECHNOLOGY, INC.
                       INDEX TO ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED JULY 31, 1999

                               PART I

Item 1.    Business..............................................
Item 2.    Properties............................................
Item 3.    Legal Proceedings.....................................
Item 4.    Submission of Matters to a Vote of
            Security Holders.....................................

                               PART II

Item 5.    Market for Registrant's Common Stock
            and Related Stockholder Matters......................
Item 6.    Selected Financial Data...............................
Item 7.    Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations........................................
Item 7A.   Quantitative and Qualitative Disclosures
            About Market Risk....................................
Item 8.    Financial Statements and Supple-
            mentary Data.........................................
Item 9.    Changes in and Disagreements With
            Accountants on Accounting and
            Financial Disclosures................................

                               PART III

Item 10.   Directors and Executive Officers of
            the Registrant.......................................
Item 11.   Executive Compensation................................
Item 12.   Security Ownership of Certain Beneficial
            Owners and Management................................
Item 13.   Certain Relationships and Related
            Transactions.........................................

                               PART IV

Item 14.   Exhibits, Financial Statement Schedules
            and Reports on Form 8-K .............................

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

        The Company's principal executive offices are located at 1821 East Dyer Road, Santa Ana, California, 92705; its telephone number is (949) 852-1000 X 4257 and its web site is HTTP://WWW.PROCOM.COM.

                                     PART I

ITEM 1. BUSINESS

GENERAL

        Procom Technology, Inc. ("Procom"), and its wholly owned subsidiaries, Megabyte Computerhandels AG ("Megabyte")(a German corporation), Invincible Technologies Acquisition Corporation ("Invincible"), Gigatek SRL ("Gigatek")(an Italian company), Pera AG ("Pera")(a Swiss corporation) and Procom FSC, all referred to herein as the "Company", designs, manufactures and markets enterprise-wide data storage and information access solutions that are compatible with all major hardware platforms, operating systems and network protocols. During the year ended July 31, 1999, the Company completed the acquisitions of Pera, a small Swiss based distributor/reseller of high end networking solutions, and Gigatek, an Italian based distributor/reseller of high capacity, fault tolerant network storage solutions. See "Acquisitions."

        The Company has become a leading provider of network attached storage ("NAS") devices such as high capacity disk drive storage systems as well as CD-ROM servers and arrays as a result of its extensive distribution channels as well as the scalability, performance, ease of use and multi-protocol support of its products. The Company provides end users with disk drive upgrades for servers, desktop and notebook computers and also provides high performance, fault tolerant RAID solutions (Redundant Array of Independent Disks) and tape backup subsystems. The Company utilizes computer resellers, value-added resellers ("VARs") and distributors to sell nearly all of its products to a wide variety of end users, including Fortune 500 corporations, governmental agencies and financial and educational institutions, while a small amount of higher capacity storage products are sold directly to end-users.

        Recognizing the growing demand for fast and reliable access to large volumes of information increasingly stored on CD-ROM media across enterprise-wide networks, the Company introduced the first of its CD server and array products in early 1994. These products enable a large number of network users to simultaneously access computer data stored on multiple CD-ROMs. The Company's CD FORCE server provides plug and play compatibility with most popular operating systems and network topologies and improves functionality by relieving the network operating system from the burden of managing requests for access to information stored on CD-ROMs. The CD FORCE server incorporates Procom's CD FORCE software, which manages network connectivity and access to information contained on CD-ROMs. The Company has continued to improve the capacity and performance of its product offerings, which include the Company's DataFORCE products, which provide access to up to 75 Gigabytes of information on CD-ROM to users at disk drive access times.

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

        During the fiscal year ended July 31, 1999, the Company focused a significant amount of resources and efforts into developing higher performance NAS products to provide cross-connectivity, high availability and symmetric fault tolerance for end-users with large data warehouses who need the performance, availability and reliability necessary in today's data storage environments. The Company has only recently introduced its NetFORCE 2000/2200 and NetFORCE 2500/2600 products, and it has committed significant resources to both expanding the existing product line while enhancing existing product features. The Company believes that the NAS product development, combined with its established distribution network, will contribute to future revenues and gross profits.

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

        The Company's CD servers and arrays can be configured for Unix, Novell NetWare, IBM OS/2 Warp, Windows NT, Windows 95, Windows 3.1 and Macintosh OS, while supporting different topologies such as Ethernet, FDDI, Fast Ethernet and Token Ring. The Company's high-capacity storage subsystems will support varying RAID levels to meet virtually any network or operating system storage requirements. The Company's major customers include Compucom Systems, Inacom, Ingram Micro and Tech Data, and end users include most Fortune 1000 enterprises and federal, state and local governments.

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

        As the size of networks and the amount of information used and stored on those networks have increased, faster access to such data has become increasingly important to end users. Users increasingly rely on the information resident on networks and PCs, such as customer databases, inventory records, sales tracking reports and research reference materials, for the effective accomplishment of daily business activities. As a result, end users must have real-time access to secure and reliable network data, regardless of the location of such data, and the supporting operating system. These factors have made it complicated to access information stored on networks.

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

        CD-ROM technology emerged in the early 1980s as a cost-effective method by which to store and distribute large amounts of information. A single CD can store approximately 650 megabytes of information, the same amount which could be contained on over 100,000 pages of paper. New DVD-ROMs can store more than 4,000 megabytes of information. In addition, CD-ROMs and DVD-ROMs offer data reliability and security, as they cannot be altered or erased, are not susceptible to data loss when computer systems fail and have a life expectancy of 50 to 100 years. Since CD-ROMs or DVD-ROMs cannot be erased or written over, they are not suitable for storage situations in which information must be continually updated and altered. However, for organizations that require periodic distribution of written material, such as law reference books, parts lists, catalogues or manuals, CD-ROMs and DVD-ROMs are much more cost-effective and practical than paper-based documents. The proliferation of network computing and the rapid increase in CD-ROMs as a means of information distribution and storage have fueled demand for CD-ROM systems that provide network wide access.

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

        The increase in the importance and volume of stored, complex data has increased demand for secure and reliable methods of storage that allow for efficient and cost-effective protection and management of such data. The growth of the internet and the need for efficient caching and transfer of data over the world wide web is becoming increasingly important. These and other factors have also increased demand for total storage solutions that can quickly and efficiently provide access to large volumes of data resident on a variety of clients and servers running different operating environments, as well as data generated by a wide range of applications. In addition, users are increasingly demanding solutions comprised of not only hardware for cost-effective storage of and access to large amounts of secure and reliable information, but also software that manages information flow and reduces the high costs of network storage administration.

PROCOM SOLUTION

        The Company provides a wide range of products designed to address the data storage and information access requirements of client/server computing environments. The Company's data appliances for the network store huge volumes of data with protections against failure while allowing file sharing between UNIX and Windows environments. These NAS products offer non-stop performance for entities that require optimum file sharing capabilities. The Company's CD servers and arrays, disk drive upgrades and RAID and tape backup subsystems are easy to install and use and have a relatively low overall cost of ownership. Procom's CD servers and arrays address the use of CD-ROM as a cost-effective medium for the distribution of large amounts of information.

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

        The Company's DataFORCE CD-ROM network server incorporates an embedded operating system that centralizes data access management services, thereby reducing administrative costs. This embedded operating system is based on the Company's managed enterprise storage architecture. DataFORCE's operating system software is designed to provide non-intrusive plug and play compatibility with most popular network operating systems, allowing products incorporating the DataFORCE architecture to be installed by simply connecting one cable to the network. The central processing unit contained in each DataFORCE-equipped server is designed to allow the server to manage and process data without burdening the network server. See "-- Products and Technology -- Products Under Development."

        The Company's NetFORCE NAS products provide high performance, scalable, symmetrically fault tolerant, high availability high capacity storage systems that need data integrity, cross platform file sharing and reliability.

        The core elements of the Company's solution include:

        Broad Product Line. The Company supplies a wide range of products with a variety of prices, storage capacities, access times, storage media, hardware/software combinations and levels of redundancy. The Company's products are designed to meet a broad spectrum of end user data storage and information access needs and range from disk drive storage upgrade products to the Company's DataForce products, a CD-ROM and hard disk combination, which the Company believes has the fastest CD-ROM access time and data transfer rates available, as well as the NetFORCE solutions for storage network applications needing high capacity fault tolerant storage appliances. The Company's broad range of products allows its computer reseller and VAR customers to utilize Procom as a single source to satisfy the storage requirements of a wide range of end users, thereby reducing the need for multiple vendors.

        Modular and Scalable Design. The Company's products are designed to address the evolving data storage and information access requirements of enterprise-wide computing environments. The products are modular and can be linked together to accommodate a customer's expanding data storage and information access requirements.

        Ease of Installation and Use. The Company's data storage and information access solutions have been designed for ease of installation, configuration and use in a variety of client/server networks. Many of the Company's CD servers and arrays can be added to computer networks by simply attaching them as nodes to existing network cabling. The Company's recently introduced DataFORCE server contains a graphical user interface that facilitates end user access to information contained on CD-ROMs, while the Company's NetFORCE products feature ease of appliance management and special monitoring features.

        Reduced Cost of Ownership. The Company incorporates a number of features into its products that reduce the costs associated with both the installation of its products and the down-time of networks and storage systems. The Company's products include numerous fault tolerant features, such as redundant and hot-swappable power supplies and fans and hot-swappable disk and CD-ROM drives that allow users to repair a damaged drive without interrupting the operation of the network. The Company's DataFORCE, NetFORCE and RAID products include features that reduce administrative costs for network administrators by providing remote management and notification of actual or potential system or component failures, and its RAID products also provide automatic reconstruction of data and easy adjustment of RAID levels. In addition, the operating system software incorporated into the Company's DATAFORCE architecture is designed to further reduce administrative costs by centralizing network data storage management.

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

        Develop Additional Network Attached Storage Products. The Company is focused on developing NetFORCE server products that will enable networks to provide and manage additional storage capacity more efficiently. These products will share many of the design characteristics of the Company's current DataFORCE network server, integrating a high performance central processing unit, network interface card and Procom's proprietary embedded operating system software, and will be designed to allow users on the network to store and access information more quickly. The Company plans to develop additional NAS products, such as storage management software and additional servers that will utilize a variety of storage media, including hard disks (with RAID functionality) and magnetic tape, which can be attached directly to and will be compatible with a wide variety of network environments. See "Risk Factors -Rapid Technological Change; Short Product Life Cycles".

        Enhance Reseller and Distributor Relationships. The Company focuses its marketing efforts on developing an awareness of the Company's data storage and information access solutions with various computer resellers, VARs and distributors of its products. These relationships provide the Company with indirect access to and improved visibility among large corporations and other institutional end users. The computer resellers, VARs and distributors also function as a sales force for the Company, allowing the Company to reach a large number of end users without incurring the significant expenditures associated with a direct sales force, and provide ongoing service for the Company's storage systems. The Company intends to sell a broader range of its products and services to these existing customers. In the future, the Company's higher capacity storage systems may be sold directly to end-users, and the Company intends to market its mid-range storage solutions on an OEM basis to various computer system and peripheral manufacturers. See "Risk Factors-Customer Concentration; Distribution Strategy; Inventory Protection".

        Target Vertical Markets and End-Users. The Company promotes higher levels of sales of its CD servers and arrays through its channel partners by targeting a portion of its marketing efforts to specific end users that require enterprise-wide access to information published on CD-ROM, such as law and accounting firms, educational organizations, medical service providers and governmental agencies. The Company has recently employed a similar strategy with regard to the sale of its NetFORCE solutions by targeting its marketing efforts to end users with large information storage and access requirements. Many of these companies have recently migrated from mainframe computer systems to personal computer networks. Target customers for the NetFORCE include video-on-demand providers, internet service providers, web servers, search engines, e-mail servers, CAD and electronic imaging developers, data warehouses other storage intensive applications. The Company intends to continue to target these vertical markets in the future. In addition, the Company has sales and support personnel in Washington, DC, New York, Boston, Dallas, Chicago and Atlanta and intends to hire sales representatives for strategic locations to enhance the Company's ability to market its products to, and meet with, potential end-users.

        Expand Strategic Relationships. The Company seeks to expand its relationships with the primary suppliers of components of its products, including drive manufacturers such as Seagate, IBM and Toshiba, CPU and hardware manufacturers such as Intel Corporation and network software operating system developers such as Novell and Microsoft. These relationships have provided the Company with early access to information regarding future product releases and technological developments that allow the Company to anticipate and respond to market opportunities. The Company also collaborates with manufacturers regarding the design of many components that the Company ultimately incorporates into its data storage and information access products. Finally, the Company also maintains informal relationships with certain end users of its products that enable the Company to learn of and respond to changing end user needs. The Company intends to expand its relationships with suppliers and manufacturers, content providers and end users in the future. See "Risk Factors-Substantial Competition; Risk Factors-Rapid Technological Change; Short Product Life Cycles".

        Deliver Timely Solutions. The Company believes that its focus on cost-effective data storage and information access allows it to remain a technology leader. The Company has focused on responding quickly to and capitalizing on demands for specialized data storage and information access products. The Company anticipates that additional market opportunities will arise as demand for data storage and information access products continues to increase, and the Company intends to maintain an organizational structure that will allow it to quickly respond to these opportunities if they develop. At the same time, while product introduction times for disk drive upgrade solutions has remained generally constant, the Company has seen introduction times lengthen on higher capacity storage solutions as it develops products with increasing sophistication and complexity.

PRODUCTS AND TECHNOLOGY


        The Company's principal product lines are the Network Attached Storage Products, which include the Company's NetFORCE and DataFORCE products, and other products such as standalone CD arrays, various RAID and tape backup products and disk drive upgrade subsystems. These NAS products comprised approximately 25% of the Company's net sales for fiscal 1999. Prior to the development of the NAS product line, the Company reported sales for its Intelligent Network Storage Products, such as CD servers and arrays (including DVD servers and arrays) and RAID and tape backup subsystems, and reported separately for its disk drive upgrade products. These product lines accounted for approximately 47% and 53%, respectively, of the Company's net sales in fiscal 1997 and approximately 52% and 48%, respectively, of the Company's net sales in fiscal 1998. Many of the Company's products are offered in a variety of storage capacities and performance levels and, as a result, are sold at varying prices. See "Risk Factors -- Dependence on CD Servers and Arrays."


Network Attached Storage Products-NetFORCE products

        The Company's NetFORCE product line includes data appliances for large and small networks. NAS appliances can free up application servers, by attaching data files directly to the network. This will usually speed processing time and network efficiency. The NetFORCE 100 can offer plug and play storage capabilities for medium sized computer workgroups, allowing for file sharing and client-centric data storage while providing a low cost of ownership. It offers 30-150 gigabytes of storage with various fault tolerance and redundancy protections. The NetFORCE 2000/2200 products can offer NAS appliances for networks that need cross-connectivity and high availability. The 2000 is configured with one 10-drive module for a maximum storage capacity of 180 gigabytes, while the 2200 can supply 5 10-drive modules, storing up to 900 gigabytes of data. The NetFORCE 2000/2200 features high availability fast failover technology, redundant components, high data integrity and cross-platform file sharing solutions. The NetFORCE 2500/2600 products provide a symmetric fault tolerant solution, cross-connectivity and web-based centralized monitoring system. A fully configured 2500 can support 900 gigabytes of storage, while the 2600 will handle 1,800 gigabytes of data.

Network Attached Storage Products-CD Servers and Arrays

        The Company's CD servers and arrays provide an efficient method by which to store and share large amounts of information across a network. The Company's CD servers and arrays are available in a variety of plug and play configurations, from four to 63 CD drives, and can be configured with either 32x or 40x CD-ROM drives. In addition, the Company's DATAForce products, a CD-ROM and hard disk combination, allow access to information on 10 or 20 CD-ROMs to be available to users at disk drive access times. Several CD arrays also are available as servers, configured at the Company's factory with specified hardware and software. The Company provides each CD server and array with optional software drivers for Unix, Novell NetWare, IBM OS/2 Warp, Windows NT, Windows 98, Windows 95, Windows 3.1, and Macintosh OS. The Company's CD FORCE Server incorporates the Company's DATAFORCE architecture and is designed to (i) provide plug and play compatibility with most popular network operating systems, (ii) function without burdening the network server and (iii) provide cross/multi-platform compatibility. In addition, by working with CD manufacturers and component suppliers, the Company has developed special enclosures to provide security for the CDs and prevent their loss, theft or damage.

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

        Disk Drive Upgrades

        The Company remains committed to supplying products that enhance the performance and capacity of notebook and desktop computers, as well as network servers. The addition of a single high-capacity hard disk drive subsystem to a network server adds several gigabytes of storage capacity and improves overall speed and performance. A complete installation kit is included with each hard disk drive for easy integration. Several hard disk drives can be combined to enable data to be spanned, striped or mirrored in a variety of configurations. Due to the increase in the popularity of notebook computers, sales of the Company's notebook disk drive upgrade ATOM products constituted 30% of net sales in fiscal 1998 and 24% in fiscal 1999.

        The Company also offers CD-ROM drives for stand-alone desktop applications and a variety of other storage peripheral products.

        Products Under Development

        The Company's product development priorities are aimed at meeting the growing market demand for complete storage solutions that are capable of addressing the evolving needs and challenges associated with distributed network computing. Current product development efforts focus on developing and integrating the Company's proprietary software as a value-added component of the Company's complete storage solutions for Network Attached Storage Products. The Company is continuing to enhance its DataFORCE and NetFORCE family of products (previously referred to by the Company as "MESA"), to address the growing complexity of network data storage management that has resulted from increases in heterogeneous network computing environments and the amount and complexity of data. DataFORCE and NetFORCE solutions are being designed to provide cost-effective storage management solutions that support heterogeneous client/server computing environments, is scalable to support networks and allows clients using multiple operating systems to access simultaneously a single storage system. The Company has invested heavily in developing its NetFORCE products during fiscal 1999, and expects to continue to increase its level of research and development spending in order to develop leading edge products. No assurances can be given, however, that the Company will be successful in any of its product development efforts or that, even if successfully developed, the Company's products will achieve timely market acceptance. See "Risk Factors -- Rapid Technological Change; Short Product Life Cycles" and "-- Research and Development."

CUSTOMERS AND APPLICATIONS

        The Company sells its products principally to computer resellers, VARs and distributors, which in turn sell to end users of the Company's products. During fiscal 1997 and fiscal 1998, one customer accounted for approximately 12% and 9% of net sales, respectively, while no customer accounted for more than 10% of net sales in fiscal 1999. In addition, the Company's top three customers accounted for approximately 36% and 42% of total accounts receivable on July 31, 1998 and July 31, 1999, respectively. The loss or financial distress of any of these customers could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors - Customer Concentration; Distribution Strategy Risks; Inventory Protection."

        End users of the Company's products include Fortune 1000 corporations, government agencies and financial and educational institutions.

SALES AND MARKETING

        The Company's strategy is to deploy a comprehensive sales, marketing and support infrastructure to meet the data storage and information access requirements of users of complex client/server networks, both in the U.S. and internationally. The Company uses multiple distribution channels to reach end user customers. In the United States, the Company has agreements with and sells its products through domestic computer aggregators who operate as both aggregators and distributors, such as MicroAge, whose distribution arm recently changed its name to Pinacor, and Inacom, as well as smaller independent VARs and computer resellers. The Company also sells its products to computer resellers that function as corporate computer consultants to large corporations, educational institutions and governmental agencies, and maintains sales agreements with many of these consultants. These corporate computer consultants include GE Information Services, EDS and others. Often these entities, and many of the Company's other customers, consult with end users of the Company's products in business and government, and then incorporate the Company's products into larger overall enterprise solutions. The Company also relies on computer distributors such as Tech Data and Ingram Micro to sell the Company's products nationally. Outside the United States, the Company's products are sold through approximately 40 major distributors in a number of countries throughout the world. See "Risk Factors -- Customer Concentration; Distribution Strategy Risks; Inventory Protection." The Company utilizes Megabyte as a European distribution, sales and support facility. During fiscal 1999, the Company acquired two additional European distribution companies, Pera, in Switzerland, and Gigatek, in Milan Italy. These three companies work to sell the Company's products into the European market.

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

        Historically, the Company enjoyed a relatively short sales cycle due to the low cost of its disk drive upgrade products. The typical sales cycle, from the time an end user contacted a reseller to the shipment by the Company of the desired product, often took less than one week. However, as the Company's product mix has shifted to increasingly complex and higher priced data storage and information access solutions, the Company's sales cycle has lengthened significantly. Because Procom's NetForce products and CD servers often represent a significant expenditure for end users, these users frequently require the approval of several individuals within their organization before placing purchase orders. In addition, the complexity of the Company's storage and RAID storage access solutions often require the Company to demonstrate its products for end users, further lengthening the sales cycle. In response to increasing demand from end users, the Company has instituted an evaluation program that provides for a specified period in which end users may install and evaluate the Company's products. Evaluation units are not booked as revenue until the Company has received payment for such units. During fiscal 1998 and fiscal 1999, approximately 33% and 45%, respectively, of all evaluation units were purchased at the end of their trial period.

        The Company maintains a sales, sales support and marketing staff that at July 31, 1999 consisted of 127 people, approximately 90 of whom were located at the Company's principal offices in Santa Ana, California. The Company's sales are made to computer resellers, VARs and distributors through telemarketing efforts by sales representatives. The Company employs U.S. field sales representatives in Texas, Florida, Washington, DC, Boston and Atlanta, and is considering the hiring of a field sales force in various cities throughout the U.S. In addition, the Company has recently added independent sales representatives in Canada and France. The field sales representatives provide, among other things, regional technical support for customers, perform product demonstrations and, where desirable, accompany computer resellers and VARs on sales calls with end users. The acquisition of Megabyte in fiscal 1998 and Pera and Gigatek in fiscal 1999, who together sell primarily to German, Swiss, Italian as well as other European and Middle Eastern customers, increased the percentage of products sold by the Company to international customers for fiscal 1998 and fiscal 1999 compared to fiscal 1997 and 1996. For fiscal 1997, 1998 and 1999, international sales represented approximately 7%, 17% and 33%, respectively, of the Company's net sales. See "Risk Factors -- Risks of International Sales and Operations."

        The Company's marketing group is engaged in a number of activities designed to help the Company achieve better market recognition and increased sales. This group's responsibilities include (i) advertising in magazines targeted to specific markets, (ii) conducting various promotional programs with the Company's computer resellers, VARs and distributors, including cooperative advertising arrangements and special programs where employees of the Company's computer resellers, VARs and distributors can earn cash awards for their efforts in recommending or selling the Company's products to end users, (iii) coordinating the Company's participation in various trade shows, including COMDEX and specific vertical applications shows such as ISP/CON and (iv) cooperating with publishers and authors of industry magazines in the testing and review of the Company's products, since market acceptance of each new generation of products is influenced significantly by reviews in leading computer industry magazines and related awards.

CUSTOMER SERVICE AND SUPPORT

        The Company employs engineers and technicians who work closely with the Company's sales personnel to assist computer resellers, VARs and distributors and end users with pre- and post-sales support matters, as well as to provide customers with technical support, education, training and consulting services. The Company's customer service and technical support staff at July 31, 1999 consisted of approximately 32 people, 21 located in Santa Ana, California and 8 at Megabyte and 3 at Gigatek. Customer service personnel provide customer service through software driver updates, upgrade programs and warranty service. Technical support personnel assist end users and distributors by telephone, facsimile and on-line services, including 24-hour bulletin board services and World Wide Web sites, in the installation, configuration and use of the Company's products. The Company also relies on its computer resellers, VARs and distributors to provide technical support and service. The Company offers warranties on its products ranging from one to five years. The Company's primary warranty efforts consist of accepting defective products from customers and either repairing them or returning the defective component to the original manufacturer for repair or replacement during the applicable warranty period. The Company generally protects itself by extending to its customers a warranty that corresponds to the warranty provided to the Company by its suppliers. However, if a supplier were to fail to meet its warranty obligations, the Company would be forced to assume responsibility for warranties on all components manufactured by that supplier. Such an event could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors -- Warranty Exposure."

RESEARCH AND DEVELOPMENT

        The Company believes that continued investment in research and development is critical to the Company's ability to continue to introduce, on a timely basis and at competitive prices, new and enhanced products incorporating the latest technology and addressing emerging market needs. The Company's research and development staff consisted of 48 employees as of July 31, 1999 which includes software and hardware engineers and software quality assurance technicians. Research and development expenses, primarily consisting of personnel expenses, were $3.9 million, $4.8 million and $5.5 million in fiscal 1997, 1998, and 1999, respectively, constituting 3.6%, 4.3% and 5.4% of net sales, respectively. (Expenses for fiscal 1998 do not include a one-time write-off of $1.7 million of in-process research and development costs related to the Company's acquisition in June 1998 of Invincible Technologies Corporation.) A primary factor for the increase in the expenses for fiscal 1999 was the increased use by the Company of software programmers and software design engineers, including both new employees and outside consultants hired by the Company. The Company anticipates that the dollar amount of its research and development expenses will increase and that such expenses also may increase as a percentage of net sales with the addition of dedicated engineering resources to develop new product categories, to ensure that the Company's products are compatible with a wide range of hardware platforms and network topologies, and to develop additional software associated with the Company's DataFORCE architecture. The Company intends to continue to develop network attached storage products, including the NetFORCE products that incorporate the technology developed by the Company and Invincible, including servers that support not only hard disk drive and magnetic tape storage media, but also data stored on CD-ROM. The Company's hardware and software engineers are engaged in ongoing development of new storage subsystems that offer increasing storage capacity and compatibility with an expanding base of computer networks and operating systems. See "--Products and Technology -- Products Under Development." There can be no assurance that the Company's development efforts will be successful, or that the Company will be able to introduce competitive new products in a timely manner. See "Risk Factors - Rapid Technological Change; Short Product Life Cycles".

        The market for the Company's products is characterized by frequent new product introductions and rapid product obsolescence. These factors typically result in short product life cycles, historically ranging from six to twelve months. For example, the data transfer rate of CD-ROM products has increased rapidly, resulting in the introduction of four, sixteen, twenty-four, and now thirty-two and forty speed CD-ROMs in less than three years. Similar technological advances have been made with regard to disk drive storage capabilities and other performance standards. Each new product cycle presents new opportunities for current or prospective competitors of the Company to gain market share. The Company must continually monitor industry trends in selecting new technologies and features to incorporate into its products. If the Company is unable to successfully introduce new products on a timely basis, the Company's sales could be adversely affected. Any such failure also could impair the Company's brand name and the Company's ability to command the attention and loyalty of computer resellers, VARs and distributors in future periods. Moreover, because short product life cycles are accompanied by long lead times for many components of the Company's products, the Company may be unable to reduce or increase production in response to unexpected demand.

        The Company's ability to introduce new products in a timely manner is heavily dependent on its ability to develop or purchase firmware and software drivers for its network attached storage products, CD-ROM and disk drive products. While the Company endeavors to work with its component suppliers to plan for the timing of introduction of new components and to develop the associated firmware and software, unforeseen design issues or other factors that delay introduction of these products could adversely affect the Company's ability to ship new products. In addition, third party suppliers may not employ adequate testing and quality assurance procedures, resulting in the receipt by the Company of defective components. This could require the Company to find replacement components or wait for the resolution of the problem, either of which could delay the Company's ability to bring products to market and have a material adverse effect on the Company's business, financial condition and results of operations. The Company's business also will be adversely affected if new disk drives, CD-ROM drives or other components that it selects from among those offered by its various vendors do not perform favorably on a cost or performance basis compared to competing products. In addition, products and technologies developed by competitors may render the Company's products and technologies noncompetitive or obsolete. Finally, advances in network and on-line technology and development of new, higher-capacity storage media such as DVD may result in a reduction or replacement of CD-ROM as a data storage and information access medium. If the Company is unable to adapt to these and other technological advances by developing new products, the Company's financial performance would be materially adversely affected. See "Risk Factors -- Substantial Competition" and "--Rapid Technological Change; Short Product Life Cycles."

MANUFACTURING

        The Company's primary manufacturing activities, are conducted at the Company's headquarters in Santa Ana, California. These activities consist of testing, assembling and integrating components to form data storage and information access subsystems. The Company has historically operated without a material backlog. The Company generally purchases the major components of such subsystems (hard disk drives, CD-ROM drives or tape drives) based on historical requirements and forecasted needs to provide it with two to three weeks of inventory. Some of the Company's products require printed circuit boards, the assembly of which the Company often subcontracts to third party vendors. The Company's CD servers and arrays and network attached storage products generally require a special housing of either metal or plastic, and the Company contracts with third party vendors for the manufacture of those housing units. The Company performs quality assurance testing on most of its products and subjects third-party supplied components to testing and evaluation before including such components in the Company's product offerings. The Company packages the assembled hard disk drives, CD-ROM drives and tape backup drives with software, manuals and additional hardware components, which it generally purchases from third party suppliers. The Company relies on a network of independent subcontractors to supply certain custom components manufactured to the Company's specifications. This network consists of a number of small firms with limited financial resources. While the Company utilizes several firms to mitigate the risk of business interruption, it is possible that several vendors could simultaneously experience problems with production or financial stability, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

COMPETITION

        The markets for the Company's products are intensely competitive. In each of its primary product lines, the Company competes with a large number of disk drive manufacturers, computer resellers, VARs and distributors. Some of the Company's vendors also sell competing products to distributors, which then sell these products to the Company's customers. Many of the Company's current and potential competitors have significantly greater market presence, name recognition and financial and technical resources than the Company, and many have longstanding positions and established brand names in their respective markets. In addition, certain of the Company's current and potential competitors possess competitive cost advantages due to a number of factors, including lower taxes and substantially lower costs of labor associated with international operations. Finally, manufacturers of disk drives such as Seagate, IBM, Quantum and Western Digital, and manufacturers of CD-ROM drives, such as Toshiba, NEC and Plextor, may in the future become more direct competitors of the Company to the extent that such manufacturers elect to expand into the disk drive upgrade market or the CD server and array market. Such competitors have substantially greater financial and other resources than the Company and their competition with the Company could have a material adverse effect on the Company's business, results of operations and financial condition.

        The Company's primary competitors in the CD server and array market consist of (i) CD array manufacturers such as Meridian Data, recently acquired by Quantum, and Hewlett Packard, which often furnish CD-ROM management software with their CD array products, (ii) a number of hardware aggregators, computer resellers and VARs that sell CD server products directly to end users, (iii) various CD server and array manufacturers, and (iv) certain computer manufacturers who have announced plans to sell CD servers and arrays to their resellers, such as Compaq and Gateway. The Company believes that it competes effectively in the CD server and array market by maintaining relationships with computer resellers and VARs that possess key relationships with decision makers at end users, while at the same time developing brand name identity through end user marketing and advertisements.

        The Company's primary competitors in the network attached storage product markets are (i) computer manufacturers, such as IBM, Compaq, Dell and Hewlett-Packard, which generally focus on providing storage upgrades for their products, (ii) companies which have focused on developing NAS products, such as Network Appliance and Auspex and (iii) companies that sell storage solutions directly to end users, such as EMC and Storage Technology. These direct sales competitors historically have focused their efforts on sales of high capacity storage products in the mainframe and minicomputer environments. In addition, the Company competes with many smaller enterprises that provide and sell unique solutions to various computer users. The Company believes that its relationships with computer resellers, VARs and distributors provide it with a competitive advantage over those manufacturers that have in the past sold high capacity storage systems directly to end users.

        The Company's primary competitors in the disk drive upgrade market are
(i) computer manufacturers that also market and sell storage upgrades, such as IBM, Compaq and Hewlett-Packard, (ii) companies that specialize in reselling replacement or increased capacity storage disk drives, and (iii) various national distributors of third party upgrade drives such as Ingram Micro, Merisel and Tech Data. The Company believes it competes effectively against each of these three classes of competitors in the disk drive upgrade market by offering a broad range of reasonably priced storage upgrade products to its computer resellers, VARs and distributors throughout the U.S. and worldwide.

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

        The Company believes that its brand name recognition allows the Company to remain competitive in the network attached storage solutions market and the CD server and array markets, and that the Company generally competes effectively with respect to the other competitive factors enumerated above. See "Risk Factors -- Substantial Competition" and "-- Rapid Technological Change; Short Product Life Cycles."

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

Accordingly, an adverse determination in a judicial or administrative proceeding, changes in patent or copyright laws or failure of the Company to obtain necessary licenses may prevent the Company from manufacturing, using or selling certain of its products or processes, which may have a material adverse effect on the Company's financial condition and results of operations. See "Risk Factors -- Intellectual Property Rights."

EMPLOYEES

        As of July 31, 1999, the Company had 306 full-time employees, 59 of whom were engaged in manufacturing (including testing, quality assurance and materials functions), 47 in engineering and product development, 127 in sales and marketing, 32 in customer service and technical support, and 41 in finance and administration, 244 of which are in the United States, 49 in Germany, 11 in Italy and 2 in other countries in Europe. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good. The Company's success depends to a significant extent upon the continued service of its executive officers and other key management and technical personnel. See "Risk Factors -- Dependence on Key Personnel."

ITEM 2. PROPERTIES

        The Company leases approximately 56,000 square feet of space in Santa Ana, California for its corporate offices and operations. The property is leased by the Company under a lease which expires in July 2000. The Company also leases property to house operations of its subsidiaries in Munich, Germany, Milan, Italy and Zurich, Switzerland. The Company has also leased office space for outside sales representatives in Canada, Washington, D.C., Boston and Dallas. The Company purchased an 8.5 acre parcel of land in Irvine, California, in March 1999, where it plans to develop a corporate headquarters facility at a total cost of approximately $15.0 million, which the Company expects could be ready for occupancy in the year 2000.

ITEM 3. LEGAL PROCEEDINGS.

        The Company and one of its officers were named as defendants in an action filed in Orange County Superior Court by Miradco International Corporation, a private company based in Newport Beach, California, consisting of two principals ("Miradco"), which alleged that the Company breached an alleged oral contract with Miradco. In June 1999, a jury found that no contract existed between Miradco and the Company. Miradco made several post-trial motions seeking to overturn the jury verdict, all of which were rejected in August 1999. The Company believes that Miradco has no further appeal rights.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTER.

        The Common Stock of Procom is listed on the Nasdaq National Market System under the symbol "PRCM". The approximate number of holders of record of common stock of the Company as of September 30, 1999 was 89 and the number of beneficial owners is believed to be in excess of 2,000. Procom's Common Stock was first listed on the date it commenced its public offering of shares on December 18, 1996.

        The Company has not paid any cash dividends on its common stock and does not intend to pay any cash dividends in the foreseeable future. The Company's line of credit agreement restricts the payment of cash dividends.

        The range of high and low sales prices of the Company's common stock, as reported by the Nasdaq National Market System, for each quarter of fiscal 1998 and 1999:

Fiscal 1999               First Quarter         Second Quarter         Third Quarter          Fourth Quarter
                          -------------         --------------         -------------          --------------
High .......................  $ 6.50                 $12.63                 $ 9.56                 $ 9.75
Low ........................  $ 4.25                 $ 5.94                 $ 4.00                 $ 3.81

FISCAL 1998

High .......................  $18.63                 $17.75                 $10.75                 $ 8.25
Low ........................  $10.31                 $ 7.81                 $ 7.13                 $ 5.25

ITEM 6. SELECTED FINANCIAL DATA.

FINANCIAL HIGHLIGHTS

YEARS ENDED(1)


                                             JULY 28,         JULY 26,         JULY 31,         JULY 31,         JULY 31,
                                               1995             1996             1997             1998             1999
                                            ---------        ---------        ---------        ---------        ---------
Net sales                                   $  44,660        $  73,456        $ 109,332        $ 111,886        $ 101,290
Gross profit                                   11,802           21,967           36,648           36,359           28,287
Income (loss) before taxes                      1,137            4,649           13,899            8,850           (3,933)
Net income (loss)                           $     723        $   2,849        $   8,447        $   5,376        $  (2,875)
Net income (loss) per share(2):
    Basic                                   $    0.08        $    0.31        $    0.83        $    0.48        $   (0.26)
    Diluted                                 $    0.08        $    0.31        $    0.81        $    0.48        $   (0.26)
Weighted average number of shares(2)
    Basic                                       9,000            9,000           10,205           11,114           11,241
    Diluted                                     9,172            9,172           10,374           11,252           11,241
Cash and marketable securities              $     212        $     793        $  18,777        $  23,362        $  22,433
Working capital                                 1,868            4,632           29,220           32,873           31,245
Total assets                                   11,011           21,112           43,274           54,439           57,088
Line of credit                                  1,484            4,185               --              210              254
Long-term obligations                              34               --               --               --            7,500

Total shareholders' equity                  $   2,287        $   5,136        $  30,067        $  36,732        $  34,286



(1) During fiscal years 1995-1996, each fiscal year ended on the Friday of, or nearest to, July 31. During fiscal 1997, the Company modified its accounting policies so that each fiscal year would end on July 31. As a result, fiscal 1997 included four additional days. No prior periods have been adjusted or restated.

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

        During fiscal 1997, the Company aggregated sales of Intelligent Network Storage Products by combining sales of CD servers and arrays together with sales of RAID and tape backup systems. During fiscal 1997 sales of Intelligent Network Storage Products increased while the Company also saw increased sales of disk drive upgrade storage systems for notebook computers. As a result, in fiscal 1997, sales of Intelligent Network Storage Products, represented approximately 47% of net sales, while sales of hard disk drive upgrade products represented 53% of net sales. During fiscal 1998, the Company experienced a reduction in the sales of CD servers and arrays, a reduction in the sales of commodity disk drive upgrade storage subsystems, and an increase in the sales of disk drive upgrade storage systems for notebook computers. In addition, in fiscal 1998, the Company acquired the operations of Megabyte and Invincible (see above) and recorded their sales from the dates of their respective acquisition by the Company. While the sales of Megabyte and Invincible were of higher capacity storage subsystems, their sales did not fully offset the slowing growth of CD servers and arrays, and as a result, approximately 52% and 48% of the Company's fiscal 1998 net sales were of Intelligent Network Storage Products and disk drive upgrade subsystems, respectively. In fiscal 1999, reflecting the Company's increasing focus on Network Attached Storage Products, the Company chose to combine its NAS CD Servers with its NetFORCE products, which totaled approximately 25% of net sales, while sales of all other CD-ROM, non NAS storage and disk drive upgrades for notebook computers totaled approximately 75% of net sales. See "Business -- Products and Technology."

        The Company generally records sales upon product shipment. The Company presently maintains agreements with many of its computer resellers, VARs and distributors that allow limited returns (including stock balancing) and price protection privileges. The Company has in the past experienced high return rates. During fiscal 1998 and 1999, customer returns and price protection charges represented approximately 13% and 12% of gross sales, respectively. The Company maintains reserves for anticipated returns (including stock balancing) and price protection privileges. These reserves are adjusted at each financial reporting date to state fairly the anticipated returns (including stock balancing) and price protection claims relating to each reporting period. Generally, the reserves will increase as sales and corresponding returns increase. In addition, under a product evaluation program established by the Company, computer resellers, VARs, distributors and end users generally are able to purchase products on a trial basis and return the products within a specified period if they are not satisfied. Evaluation units are not recorded as sales until the customer has paid for such units.

        The majority (approximately 80%) of the Company's sales are denominated in U.S. dollars (although most sales of Megabyte are denominated in German marks and Pera and Gigatek bill in francs and lira, respectively). The Company does not believe that fluctuations in foreign exchange rates have had or will have a material adverse effect on the Company's results of operations or financial condition, except to the extent that such fluctuations could cause the Company's products to become relatively more expensive to end users in a particular country, leading to a reduction of sales in that country. However, the Company could experience a loss on the intercom any account balances maintained by its subsidiaries in the event of a rapid or sustained reduction in value of any of the deutschmark, lira or Swiss franc.

        Historically, the Company's gross margins have experienced significant volatility. The Company's gross margins vary significantly by product line, and, therefore, the Company's overall gross margin varies with the mix of products sold by the Company. For example, sales of low capacity disk drive commodity storage subsystems, generally result in lower gross margins than sales of CD servers and arrays, disk drive storage upgrade subsystems for notebook computers and RAID products. As sales of higher margin products have become a larger percentage of the Company's total sales, the Company has experienced a corresponding increase in its overall gross margins. However, the Company's gross margins were negatively impacted in fiscal 1999 by the inclusion of sales of Megabyte and Gigatek, which had experienced gross margins of approximately 18% and 26%, respectively, during such period, well below the Company's other products' average gross margins.

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

        COMPARISON OF YEARS ENDED JULY 31, 1997, JULY 31, 1998 AND JULY 31, 1999

        The following table sets forth the Company's statement of operations data as a percentage of net sales for the periods indicated.

                                                               YEARS ENDED
                                                   --------------------------------------
                                                   JULY 31,       JULY 31,       JULY 31,
                                                     1997           1998           1999
                                                   --------       --------       --------
Net sales .......................................    100.0%         100.0%         100.0%
Cost of sales ...................................     66.5           67.5           72.1
                                                    ------         ------         ------
 Gross profit ...................................     33.5           32.5           27.9
Selling, general and administrative expenses ....     17.5           19.9           26.0
Research and development expenses ...............      3.6            4.3            5.4
Inprocess R&D charge ............................       --            1.5            0.0
Impairment and restructuring charge .............       --             --            1.6
                                                    ------         ------         ------
      Operating income (loss) ...................     12.4            6.8           (5.1)
Interest income .................................      0.3            1.1            1.2
                                                    ------         ------         ------
      Income (loss) before income taxes .........     12.7            7.9           (3.9)
Provision (benefit) for income taxes ............      5.0            3.1           (1.1)
                                                    ------         ------         ------
      Net income (loss) .........................      7.7%           4.8%          (2.8%)
                                                    ======         ======         ======

        Net Sales


        Net sales increased 2% from $109.3 million in fiscal 1997 to $111.9 million in fiscal 1998 and decreased 9% to $101.3 million in fiscal 1999. Net sales increased from fiscal 1997 to fiscal 1998 primarily as a result of increased sales of the Company's CD servers and arrays and increased sales of its disk drive upgrade products and RAID products, and the inclusion of sales of Megabyte and Invincible from the respective dates of acquisition. Net sales decreased from fiscal 1998 to fiscal 1999 primarily as the Company experienced reduced demand for the Company's CD servers and arrays, along with increased pricing pressures on the Company's disk drive product lines, resulting in lower revenues. For fiscal 1999, sales recorded by the Company's newly acquired European subsidiaries of approximately $28.9 million somewhat offset the reduced CD server and array sales and the effects of price erosion plus increased allowances for anticipated sales returns and price protection charges as the Company increased the percentage of its net sales sold to customers who have contractual return and price protection rights. The Company expects that it will continue to experience declines in its sales of CD servers and arrays in the future, and that erosion of average selling prices will continue to impact net sales in the future.

        International sales, primarily to European customers and secondarily to Middle Eastern, Latin American and Pacific Rim customers, were $8.2 million, $19.0 million and $33.7 million, and accounted for approximately 7%, 17% and 33% of net sales for fiscal 1997, 1998 and 1999, respectively. International sales increased in absolute dollars in fiscal 1998 and fiscal 1999 as a result of the acquisitions of Megabyte, Pera and Gigatek, all of which were made to international customers, primarily those in Europe and the Middle East. See "Risk Factors -- Risks of International Sales and Operations."

        Gross Profit

        The Company's gross profit totaled $36.6 million, $36.4 and $28.3 million during fiscal 1997, 1998 and 1999, respectively. The Company's gross margin decreased from 33.5% in fiscal 1997 to approximately 32.5% in fiscal 1998 due primarily to a continuing shift in product mix with fewer higher margin CD servers and arrays, and, to a lesser extent, the lower margins experienced by Megabyte for sales in the last half of fiscal 1998 following its acquisition by the Company. Gross margins decreased to 27.9% in fiscal 1999 due primarily to the inclusion of Megabyte sales, which were made at significantly lower gross margins, combined with the effect of increasing competition and pricing pressures on the Company's disk drive upgrade subsystems for notebook computers, and the reduced demand for the Company's CD servers and arrays, which typically generate better selling margins. Gross profit was also impacted by the Company's increase in its reserve for obsolete inventory due to the increased pricing pressures on products in the disk drive industry. The Company expects that gross margins on CD servers and arrays, and notebook upgrade products will continue to be impacted by reduced demand and average selling price erosion.


        Selling, General and Administrative Expenses


        Selling, general and administrative expenses were $ 19.1 million in fiscal 1997 and further increased 16% to $22.3 million in fiscal 1998 and further increased 18% to $26.3 million in fiscal 1999. These expenses represented 18%, 20% and 26% of net sales in fiscal 1997, 1998 and 1999, respectively. The increase from fiscal 1997 to fiscal 1998 was due primarily to increased marketing expenses associated with advertising, direct mail and channel telemarketing, as well as increases in sales commissions and general and administrative staffing necessary to support the Company's operations. The increase in fiscal 1999 was due primarily to continued increases in rent, depreciation and administration expenses, costs to support the international infrastructure of the Company, and additional salaries and payroll related costs for sales and administration personnel. In addition, the Company expended approximately $550,000 in successfully defending the Miradco action described in "Litigation" above. The Company reduced certain marketing and advertising costs and together with marketing, including co-op advertising costs, and direct mail and advertising, combined with increases in other expenses to support the Company's operations. The Company paid officer bonuses of $400,000 for fiscal 1998 and $0 in fiscal 1999. The Company expects that it will continue to incur significant selling, general and administrative expenses to develop and maintain a sales infrastructure capable of marketing and selling network attached storage products.


        Research and Development Expenses and One-Time Write Off of In Process Research and Development Costs

        Research and development expenses, consisting primarily of personnel expenses, increased from $3.9 million in fiscal 1997 to $4.8 million in fiscal 1998 and further increased to $5.5 million in fiscal 1999. These expenses represented 3.6%, 4.3% and 5.4% of net sales in fiscal 1997, 1998 and 1999, respectively. The increase from fiscal 1997 to fiscal 1998 was due primarily to the Company's expanded efforts to develop new CD servers and RAID products and to develop CD FORCE, a CD-ROM network server incorporating Procom's proprietary software data access management system. For fiscal 1999, research and development expenses increased by 15% over fiscal 1998, as the Company continued to hire additional engineering staff, and increased expenditures for test prototypes and supplies. The Company expects that its research and development expenses will continue to increase both in absolute dollars and as a percentage of net sales as it further develops increasingly complicated network attached storage solutions for high capacity storage applications.

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

        Impairment and Restructuring Charge

        As a result of changes to the Company's business operations, as well as significant operating losses of Invincible after its acquisition, the Company reviewed the long-lived assets purchased in the Invincible acquisitions. After comparing the carrying value of the assets to the future undiscounted estimated cash flows from the assets, the Company determined that the values of most of the assets were impaired. The Company wrote off the goodwill remaining from the transaction of approximately $.8 million, and wrote down the carrying value of certain Invincible fixed assets by $.6 million. In addition, the Company determined that it would restructure much of the Invincible operations, and recorded a restructuring charge comprised of approximately $.2 million for lease termination and employee severance costs (for approximately 10 employees) relating to the Invincible operations. At July 31, 1999, approximately $.2 million of the restructuring charge remains accrued to be paid subsequent to year end. In addition, the Company recorded, in cost of sales, additional reserves of approximately $.8 million to reserve for the ultimate disposal of much of the Invincible inventory.

        Interest Income and Expense

        Historically, the Company had utilized a line of credit until its December 1996 initial public offering, after which it has not borrowed significant amounts under the line. In fiscal 1997, the Company incurred $131,000 in interest expense, while during fiscal 1998 and 1999, the Company incurred $15,000 and $26,000 in interest expense in connection with small credit lines of its European subsidiaries. After completing the public offering, the Company has invested its available cash, in various investment grade commercial papers with maturities of less than 90 days and realized approximately $1.2 million in interest income for each of fiscal 1998 and 1999.

        Income Taxes

        The Company's effective tax provision (and benefit) rates were 39.2%, 39.3% and (26.9%) for fiscal 1997, 1998 and 1999, respectively. For fiscal 1997 and 1998, the Company's effective tax rate approximated federal and state statutory rates, with moderate reductions due to the Company's use of its foreign sales corporation ("FSC"). In addition, the Company has qualified for increasing research and development credits as it increases its research and development efforts. For fiscal 1998, the effective rate continued to approximate the effective statutory rate as the Company received increased research and development credit, offset somewhat by a reduced FSC benefit due to reduced sales by Procom to international customers. For fiscal 1999, the Company saw a reduced benefit compared to statutory rates as it incurred losses in European jurisdictions where no benefit exists, and lower effective benefits resulted from the inability of the Company to fully utilize state losses in California.

    General Comments

        The Company's results of operations have in the past varied significantly and are likely in the future to vary significantly as a result of a number of factors, including the mix of products sold, the volume and timing of orders received during the period, the timing of new product introductions by the Company and its competitors, product line maturation, the impact of price competition on the Company's average selling prices, the availability and pricing of components for the Company's products, changes in distribution channel mix and product returns or price protection charges from customers. Many of these factors are beyond the Company's control. Although the Company has experienced growth in sales in previous periods, there can be no assurance that the Company will experience growth in the future or be profitable on an operating basis in any future period. In addition, due to the short product life cycles that characterize the Company's markets, a significant percentage of the Company's sales each quarter may result from new products or product enhancements introduced in that quarter. Since the Company relies on new products and product enhancements for a significant percentage of sales, failure to continue to develop and introduce new products and product enhancements or failure of these products or product enhancements to achieve market acceptance could have a material adverse effect on the Company's business, financial condition and results of operations. Historically, as the Company has planned and implemented new products, it has experienced reductions in sales and gross profit of older generation products as customers have anticipated new products. These reductions have in the past given, and could continue to give, rise to charges for obsolete or excess inventory, returns of older generation products by computer resellers, VARs and distributors or substantial price protection charges. See "Risk Factors -- Rapid Technological Change; Short Product Life Cycles" and "-- Customer Concentration; Distribution Strategy Risks; Inventory Protection." From time to time, the Company has experienced and may in the future experience inventory obsolescence resulting from the unexpected discontinuance of third party components, such as disk drives, included in the Company's products. To the extent the Company is unsuccessful in managing product transitions, it may have a material adverse effect on the Company's business, financial condition and results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

        For the past three fiscal years, the Company has satisfied its operating cash requirements principally through cash flows from operations, supplemented by periodic borrowings of funds under its working capital line of credit and increases in accounts payable and accrued expenses, and the cash it raised when it completed its initial public offering in December 1996. Net cash provided by operating activities was $6.3 million in fiscal 1997 and $8.3 million in fiscal 1998 and $1.2 million in fiscal 1999. In fiscal 1997, net cash provided by operating activities resulted from the Company's net income, offset slightly by the combined net increases in accounts receivable and accounts payable. In fiscal 1998, net cash provided by operating activities resulted from the Company's net income, enhanced slightly by the Company's efforts to minimize accounts receivable and inventories. In fiscal 1999, net cash was provided by the Company's significant reduction in net accounts receivables, offset by the Company's net loss for the period. In fiscal 1997 and 1998, the Company's investing activities consisted primarily of purchases of property and equipment, including, in fiscal 1998, acquisitions of the net assets of Megabyte and Invincible made in connection with the Company's acquisitions of each of those companies. Property and equipment expenditures totaled $588,000 and $787,000 for fiscal 1997 and 1998. Property and equipment expenditures increased to $9.1 million in fiscal 1999, as the Company purchased land for its Irvine, California headquarters, and made significant expenditures to upgrade its existing computer systems, as well as a significant increase in engineering prototypes and test supplies. The Company expects to expend a total of approximately $13-15 million ($7.6 million of which was expended at July 31, 1999) to develop its corporate headquarters in Irvine, California.


        During the first half of fiscal 1997, the Company borrowed and repaid funds periodically under its line of credit to finance its growth and operations. In fiscal 1997, the Company reduced its borrowings by $4.2 million after completing its initial public offering. In fiscal 1999, the Company borrowed $7.5 million from an investment bank to finance the purchase of the land for its Irvine, California headquarters. The loan bears interest at 6.125%, with interest payable quarterly, and has a term of 18 months, expiring in September 2000. The Company has pledged its commercial paper account with the investment bank as security for repayment of the loan. The Company intends to capitalize the interest expense and other related carrying costs until the building is completed and put into service.


        In November 1994, the Company instituted a revolving line of credit with Finova Capital Corporation ("Finova"). The facility was amended in July 1997 to provide the Company with up to $10.0 million in working capital loans, based upon the Company's accounts receivable and inventory levels. The line of credit accrues certain commitment fees, unused facility fees and interest on outstanding amounts at the lender's prime rate (8.0% at July 31, 1999) plus 1.0%. Finova also makes available to the Company various flooring commitments pursuant to which the Company may finance the purchase of up to $15.0 million in inventory (less any amounts outstanding in working capital loans) from certain of the Company's vendors who have credit arrangements with Finova. As of July 31, 1998 and 1999, there was no balance outstanding under the credit facility, and $2.3 million and $1.8 million outstanding under the flooring arrangements, respectively included in accounts payable. The agreement governing the credit facility requires the Company to maintain certain financial covenants (including the maintenance of working capital of at least $20,000,000), minimum levels of tangible net worth and minimum levels of liquidity. As of July 31, 1999, the Company was in compliance with the covenants of the Finova line of credit. The line is secured by substantially all of the assets of the Company. The initial term of the line of credit expires on November 29, 1998, but automatically renews for successive one year periods unless terminated by either party within a specified period in advance of the automatic renewal date. See Note 6 of Notes to Consolidated Financial Statements. In addition to the Finova line of credit, Megabyte has two lines of credit, utilized primarily for overdraft and short-term cash needs, with two German banks. The lines allow Megabyte to borrow up to 1,000,000 German marks (approximately US$550,000), with interest at approximately 7.75%, and are not guaranteed by Procom. At July 31, 1998, and 1999, there was 375,000 DM (approximately US$210,000) and 435,000 DM (approximately US$240,000) outstanding under the lines. Also, Gigatek maintains a short-term line of credit of 180 million lira (approximately US$100,000), bearing interest at 10% per annum. No amounts were outstanding under the line at year end.



        Subsequent to July 31, 1998, the Company's Board of Directors approved a stock open market repurchase program. Pursuant to the program, the Company is authorized to effect repurchases of up to $2 million in shares of its common stock. The Company expects that it will make such repurchases from time to time, when it determines that such repurchases are the best available use of the Company's available cash, given the price of the Company's stock and the interest income the Company would otherwise earn on the Company's available cash. During fiscal 1999, the Company repurchased 77,845 shares for $401,000. In March 1999, the Company purchased an 8.5 acre parcel of land in Irvine, California, where it will develop a corporate headquarters facility, which the Company expects will be ready for occupancy in the year 2000. To finance the land purchase, the Company has borrowed $7.5 million from an investment bank for 18 months, at a rate of 6.125%. Approximately $10 million of the Company's commercial paper portfolio is pledged as collateral for the loan. The cost of the land, together with the currently estimated cost to construct the facility, would approximate $13-15 million. The Company is considering various development and financing options, and believes that it will have the capital resources available to it to finance and complete the building during the next two years.


        At July 31, 1999, the Company had cash and marketable securities totaling $22.4 million and additional availability under its unused line of credit. The Company believes that these existing cash balances and available credit under its existing line of credit will be sufficient to meet anticipated cash requirements for at least the next twelve months. As of July 31,1999, the Company had no material commitments for capital expenditures except for the commitment to develop its corporate headquarters. The Company will continue to acquire fixed assets and make expenditures to support its growth. In addition, in fiscal 1999, the Company completed two acquisitions utilizing its own cash and common stock. The Company has funded losses of the entities acquired during fiscal 1998 and fiscal 1999 of approximately $4.7 million. The Company has had discussions concerning potential acquisitions with various businesses which have or offer products and technologies that are complementary to those of the Company. The Company may acquire additional businesses in the future. There can be no assurance that any such potential acquisitions could or will be completed.

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


        As a result of changes to the Company's business operations, as well as significant operating losses of Invincible after its acquisition, the Company reviewed the long-lived assets purchased in the Invincible acquisitions. After comparing the carrying value of the assets to the future undiscounted estimated cash flows from the assets, the Company determined that the values of most of the assets were impaired. The Company wrote off the goodwill remaining from the transaction of approximately $.8 million, and wrote down the carrying value of certain Invincible fixed assets by $.6 million. In addition, the Company determined that it would restructure much of the Invincible operations, and recorded a restructuring charge comprised of approximately $.2 million for lease termination and employee severance costs (for approximately 10 employees) relating to the Invincible operations, nearly all of which was accrued at July 31, 1999 and to be paid subsequent to year end. In addition, the Company recorded, in cost of sales, additional reserves of approximately $.8 million to reserve for the ultimate disposal of much of the Invincible inventory.


        During fiscal 1999, the Company completed the acquisitions of Pera and Gigatek. In November 1998, the Company acquired all of the outstanding stock of Pera in exchange for 28,500 shares of stock and $22,000 in cash. Pera is a relatively small distributor of computer storage peripherals in Switzerland, and has been a customer of the Company for more than five years. The Company treated the acquisition of Pera as a purchase, and recorded goodwill in the purchase of approximately $168,000, which will be amortized over 7 years. In January 1999, the Company acquired all of the outstanding stock of Gigatek in exchange for 51,100 shares of stock and $50,000 in cash. Gigatek is also a relatively small distributor of higher end computer storage peripherals in Milan, Italy. The Company treated the acquisition of Gigatek as a purchase, and recorded goodwill in the purchase of approximately $286,000, which will be amortized over 7 years.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997 and has been adopted by the Company for its fiscal 1999 reports.

        Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 replaces Statement of Financial Accounting Standards No. 14 and changes the way public companies report segment information. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and has been adopted by the Company for its fiscal 1999 which commenced August 1, 1998.

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

        The Company has identified Year 2000 dependencies in its primary accounting software, and other systems, equipment, and processes and is implementing changes to such systems, updating or replacing such equipment, and modifying such processes to make them Year 2000 compliant. The Company has expended a significant sum to purchase Year 2000 compliant accounting software package upgrades, as well as to upgrade the computers used by Company personnel to also insure Year 2000 compliance. The Company has assessed its internal Year 2000 issues and is in the process of remediation of the critical systems. The Company has also initiated formal communications with many of its significant suppliers and financial institutions to evaluate their Year 2000 compliance plans and state of readiness and to determine whether any Year 2000 issues will impede the ability of such suppliers to continue to provide goods and services to the Company. As a general matter, the Company is vulnerable to any failure by its key suppliers or financial institutions to remedy their own Year 2000 issues, which could delay shipments of essential components, thereby disrupting or halting the Company's manufacturing operations. Further, the Company also relies, both domestically and internationally, upon governmental agencies, utility companies, telecommunication service companies and other service providers outside of the Company's control. There is no assurance that such suppliers, governmental agencies, financial institutions, or other third parties will not suffer business disruption caused by a Year 2000 issue, and there is little practical opportunity for the Company to test or require Year 2000 compliance from many of those large agencies, companies or providers. Such failures could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, the Company is in the process of communicating with its large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues.

        The Company anticipates that its internal systems, equipment and processes will be substantially Year 2000 compliant by the end of October 1999. A formal budget has not been established, and the cost to the Company of achieving Year 2000 compliance is evolving; however, the cost associated with achieving Year 2000 compliance is not currently expected to have a material effect on the Company's financial condition or results of operations. While the Company currently expects that the Year 2000 issue will not pose significant internal operational problems, delays in the Company's remediation efforts, or a failure to fully identify all Year 2000 dependencies in the systems, equipment or processes of the Company or its vendors, customers or financial institutions could have material adverse consequences, including delays in the manufacture, delivery or sale of products. Therefore, the Company is developing contingency plans along with its remediation efforts for continuing operations in the event such problems arise. The Company believes that the most reasonably likely worst-case scenario would be that one or more of its major customers were not prepared adequately for Year 2000, and that the accounting, order management and/or cash disbursement systems of one or more such major customers failed to function properly. This possibility could materially impact the orders, order flows, cash flows and results of operations of the Company.

RISK FACTORS AFFECTING THE COMPANY AND/OR ITS INDUSTRIES

        The Company's business is subject to a number of risks, trends and uncertainties, some of which are related to the network attached storage products, CD-ROM server, hard drive and RAID industries in general and others related more specifically to the Company. As a result of the risks and uncertainties described below as well as other risks presented elsewhere in this report, there can be no assurance that the Company will continue to be as successful as it was in previous years or maintain its current market position. Some of these factors have affected the Company's operating results in the past, and all of these factors could affect its future operating results. The Company does not expect that the percentage changes in revenues, operating income and net income during previous years represent a consistent reliable trend that can be expected to continue in the future because, among other reasons, the industries in which the Company competes are very competitive, challenging and cyclical.

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

        The Company's ability to introduce new products in a timely manner is heavily dependent on its ability to develop or purchase firmware and software drivers for its network attached storage, CD-ROM and disk drive products. While the Company endeavors to work with its component suppliers to plan for the timing of introduction of new components and to develop the associated firmware and software, unforeseen design issues or other factors that delay introduction of these products could adversely affect the Company's ability to ship new products. In addition, third party suppliers may not employ adequate testing and quality assurance procedures, resulting in the receipt by the Company of defective components. This could require the Company to find replacement components or wait for the resolution of the problem, either of which could delay the Company's ability to bring products to market and have a material adverse effect on the Company's business, financial condition and results of operations. The Company's business also will be adversely affected if new disk drives, CD-ROM drives or other components that it selects from among those offered by its various vendors do not perform favorably on a cost or performance basis compared to competing products. In addition, products and technologies developed by competitors may render the Company's products and technologies noncompetitive or obsolete. Finally, advances in network and on-line technology and development of new, higher-capacity storage media such as Digital Video Disc ("DVD") may result in a reduction or replacement of CD-ROM as a data storage and information access medium. If the Company is unable to adapt to these and other technological advances by developing new products, the Company's financial performance would be materially adversely affected. See "Business -- Research and Development."

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

SUBSTANTIAL COMPETITION

        The markets for the Company's products are intensely competitive. In each of its primary product lines, the Company competes with a large number of disk drive manufacturers, computer resellers, VARs and distributors. Some of the Company's vendors also sell competing products to distributors, which then sell these products to the Company's customers. Many of the Company's current and potential competitors have significantly greater market presence, name recognition and financial and technical resources than the Company, and many have longstanding positions and established brand names in their respective markets. In addition, certain of the Company's current and potential competitors possess competitive cost advantages due to a number of factors, including lower taxes and substantially lower costs of labor associated with international operations. Finally, manufacturers of disk drives such as Seagate, IBM, Quantum and Western Digital and manufacturers of CD-ROM drives, such as Toshiba and NEC, may in the future become more direct competitors of the Company to the extent that such manufacturers elect to expand into the disk drive upgrade market or the CD server and array market.

        The Company's primary competitors in the network attached storage product market are (i) computer manufacturers, such as IBM, Compaq and Hewlett-Packard, which generally focus on providing storage upgrades for their products, (ii) companies that have focused on network attached storage based products, such as Network Appliance and Auspex, and (iii) companies that sell storage solutions directly to end users, such as EMC Corporation and Storage Technology Corporation. These direct sales competitors historically have focused their efforts on sales of high capacity storage products in the mainframe and minicomputer environments. In addition, the Company competes with many smaller enterprises that provide and sell unique solutions to various computer users.

        The Company's primary competitors in the CD server and array market consist of (i) CD array manufacturers such as Meridian Data and Hewlett Packard, which also furnish CD-ROM management software with their CD array products, (ii) a number of hardware aggregators, computer resellers and VARs that sell CD server products directly to end users and (iii) various CD server and array manufacturers.

        The Company's primary competitors in the disk drive upgrade market are
(i) computer manufacturers that also market and sell storage upgrades, such as IBM, Compaq and Hewlett-Packard, (ii) companies that specialize in reselling replacement or increased capacity storage disk drives, and (iii) various national distributors of third party upgrade drives such as Ingram Micro, Merisel and Tech Data.

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

DEPENDENCE ON CD SERVERS AND ARRAYS AND NOTEBOOK UPGRADES

        Sales of CD servers and arrays, including individual CD-ROM drives, recordable CD-ROMs, modules and other related components accounted for approximately 44%, 36% and 23% of the Company's net sales for fiscal 1997, fiscal 1998 and fiscal 1999, respectively. The widespread use of CD-ROM as a data storage and information access medium is relatively recent, and it appears to be losing popularity rather rapidly as other alternatives for information distribution such as the internet or inexpensive data storage become more accepted. Furthermore, the successful development and marketing of DVD would enable end users to store significantly more data than currently stored on a CD used with the Company's products. Accordingly, even if the Company were able to adapt its products to incorporate DVD technology, the number of servers and arrays required by end users may decline compared to current levels. Finally, even if the CD server and array market continues to grow, there can be no assurance that the Company will be able to maintain its market share or its gross margins in that market.

        In addition to the Company's reliance on CD servers arrays, the Company also has relied rather heavily on sales of notebook upgrade disk drive subsystems. The Company believes that with the growth of the notebook computer market worldwide, many end users will opt to upgrade their storage systems as they either become too slow, or too limited, given the number of rather storage intensive programs that exist today. During the fiscal year ended July 31, 1999, sales of notebook computer upgrade subsystems comprised approximately 23% of the Company's net sales, and such sales have generally been in excess of the Company's average gross margins. These sales, however, have declined from previous periods, due primarily to average selling price erosion, and the rapid expansion of capacity of notebook upgrade disk drives being sold in new notebook computers. Because the number of applications requiring data storage is not expanding as rapidly as the technology to build higher capacity disk drives, the demand for replacement or upgrade disk drive subsystems will likely continue to decrease. There can be no assurance that the Company will be able to maintain the current sales and gross profit rate, as competitors and computer manufacturers decide whether to enter the market, thereby certainly causing pricing pressure on such products.

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

CUSTOMER CONCENTRATION; DISTRIBUTION STRATEGY RISKS; INVENTORY PROTECTION

        The Company sells its products primarily to a domestic and international network of computer resellers, VARs and distributors, and the Company's success depends on the continued viability and financial stability of its customer base. During the last two fiscal years, the Company has increased its reliance on sales to large hardware aggregators, computer resellers and VARs (including large corporate consultants) while reducing its use of mass merchants. While in fiscal 1998, one customer accounted for 9% of the Company's total net sales, in fiscal 1999, another customer accounted for nearly 9% of the Company's total net sales in that year. Nevertheless, three customers accounted for approximately 36% and 42% of the Company's total accounts receivable on July 31, 1998 and July 31, 1999, respectively. If the Company were to experience difficulty in continuing to sell to these customers, or collecting these accounts receivable, due to the failure of any of these customers or otherwise, it could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, a loss of either or both of these customers could materially and adversely affect the Company's net sales.

        The Company must continually develop and maintain relationships with its key computer resellers, VARs and distributors. Due to the rapid changes in the computer industry and the methods by which end users purchase computer products, there can be no assurance that the Company will be successful in developing and maintaining an effective distribution system. The computer distribution and computer retail industries historically have been characterized by rapid change, including periods of widespread financial difficulties and consolidation and the emergence of alternative distribution channels. During the past fiscal year, two of the Company's most successful resellers were acquired by their competitors, and sales to the combined entities after the acquisition are much less than sales to the two entities. This reduction in sales to the Company's key customers has had and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's computer resellers, VARs and distributors generally offer products of several different companies, including products competitive with the Company's products. Accordingly, there is a risk that these computer resellers, VARs and distributors may give higher priority to products of other suppliers and may reduce their efforts to sell the Company's products. Although since fiscal 1994 the Company has relied on computer resellers and VARs as its primary domestic sales channels, the Company entered into agreements with Tech Data and Ingram Micro, computer products distributors, to sell the Company's products nationally. An increased use of distributors to sell the Company's products, whether domestically or through increased international sales (which are generally made through distributors), could adversely affect the Company's gross margins as sales to distributors are typically made at slightly lower average prices, and often require additional post-sale marketing and support, than sales to computer resellers and VARs.

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

MANAGEMENT OF CHANGE

        In recent years, the Company has expanded the overall size of its business and scope of its operations, including research and development, marketing, technical support and sales and distribution. The Company increased its number of employees from 246 at the beginning of fiscal 1997 to 306 at the end of fiscal 1999, and has also recently increased the breadth of its CD server and array product line and its network attached storage products development team, enlarged the scope of its international operations and increased its marketing and product development expenditures.

        The expansion of the Company's business and product lines has required significant investments in infrastructure and systems. Managing this change has presented numerous challenges, including hiring and retaining key employees, integrating or changing management information systems and coordinating suppliers. In addition, the Company has opened remote sales and support offices and intends to open and staff additional field sales and support offices. In addition, the Company completed two acquisitions during fiscal 1998 and two more in fiscal 1999. Each of these acquisitions present special opportunities and pose risks of not only managing change, but also the implementation and coordination of companywide strategies to manage the Company's human and capital resources. The Company's future success will depend in large measure on its ability to implement sufficient operating, manufacturing and financial procedures and controls successfully, to improve coordination among different operating functions, to strengthen management information and telecommunications systems and to continue to hire qualified personnel in all areas, and to integrate the operations and personnel of the two existing, and any potential, acquisitions successfully. The Company's management has not had previous experience in integrating acquisitions, and there can be no assurance that the Company will properly manage the acquisitions, or these other activities and implement these additional systems and controls successfully, and any failure to do so could have a material adverse effect upon the Company's business, financial condition and results of operations.

RISKS OF INTERNATIONAL SALES AND OPERATIONS

        The Company's international sales accounted for approximately 7%, 17% and 33% of the Company's net sales for fiscal 1997, fiscal 1998 and fiscal 1999, respectively. During fiscal 1996, the Company added independent sales representatives in Canada and France, in fiscal 1997, in Dubai, and it plans to add additional foreign sales representatives in the future. For fiscal 1998, the Company acquired the operations of Megabyte, which sells its products primarily to German, European and Middle Eastern customers. Then, in fiscal 1999, the Company recognized additional sales through not only Megabyte, but also Pera and Gigatek. As a result, the Company saw the percentage of products sold to international customers increase significantly for fiscal 1999 and fiscal 1998 compared to fiscal 1997. The Company's international sales and operations are subject to a number of risks generally associated with international operations, including export regulations, government imposed restrictions on the purchase of technological equipment, import and export duties and restrictions, the logistical difficulties of managing multinational operations, potentially adverse tax consequences and lower gross margins associated with the increased proportion of international sales made to distributors. While the majority of the Company's sales are denominated in U.S. dollars (Megabyte sales are denominated in German marks), fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to end users in a particular country, leading to a reduction of sales in that country. In addition, foreign currency exchange rate fluctuations create risks of exchange rate losses on intercompany account balances or outside debt, and the assets of the Company in Germany could be devalued with little or no notice to the Company. The Company has considered, but does not currently have, a plan to hedge the currency transaction loss, and could therefore experience a significant loss on an intercompany account settlement. The Company may also experience competition specific to a given local market. In addition, the Company's business may be adversely affected by seasonal sales declines in Europe, which typically occur during the summer months. Because the Company has operations in different countries, the Company's management must address the difficulty of merging geographically disparate operations as well as differences in regulatory environments, cultures and time zones. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Sales and Marketing."

WARRANTY EXPOSURE

        The Company's primary warranty efforts consist of accepting defective products from customers and either repairing them or returning the defective component to the original manufacturer for repair or replacement during the applicable warranty period. In the past, the Company has had return rates of its products ranging from 10-18%, and in fiscal 1999, the Company experienced return rates of approximately 12%. The Company generally protects itself by extending to its customers a warranty that corresponds to the warranty provided to the Company by its suppliers. However, if a supplier were to fail to meet its warranty obligations, the Company would be forced to assume responsibility for warranties on all components manufactured by that supplier. Such an event could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Sales and Marketing."

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

FUTURE CAPITAL REQUIREMENTS

        The Company's business plan will require significant amounts of working capital. While the Company has funded its growth historically through working capital loans and internally generated funds, there can be no assurance that the Company's available cash, bank lines of credit and cash from operations will be sufficient to satisfy the Company's anticipated cash requirements for the next twelve months, and beyond. If additional funds are required, the Company's operations may need to be significantly curtailed or the Company could be forced to obtain financing on terms that cause the Company's business, financial condition and results of operations to be materially adversely affected.

FUTURE ACQUISITIONS

        The Company may expand its product lines through the acquisition of complementary businesses, products and technologies. Acquisitions involve numerous risks, including difficulties in the assimilation of operations and products, the ability to manage geographically remote units, the diversion of management's attention from other business concerns, the risks of entering markets in which the Company has little or no experience or expertise and the potential loss of key employees of any acquired companies. In addition, acquisitions may involve the expenditure of significant funds. The Company's management has only recent experience in managing acquisitions, and the Company has incurred significant operating losses at the subsidiaries acquired by the Company. There can be no assurance that any acquisition would result in long-term benefits to the Company or that management would be able to effectively manage the acquired business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

FACILITIES

        As noted above in "Facilities", the Company is planning to develop its own corporate headquarters in Irvine, California. Its current lease terminates on June 30, 2000, and may not be renewable on a month to month basis after that date. The Company believes it can complete the construction of its facility prior to June 30, 2000, but if the Company or its contractor experience material shortages, delays due to weather or other problems, the Company could be forced to vacate its current facility prior to the completion date of the new facility. If the Company is required to vacate the Santa Ana facility before suitable alternative facilities are available for the Company, the operations of the Company conducted there, including manufacturing, marketing, sales and corporate administration, would be seriously interrupted and this interruption would have a material adverse affect on the Company's results of operations and financial condition. In any event, the Company expects that it will incur significant relocation expenses during the first six months of fiscal 2001 and increased occupancy expenses on its new facility.

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

        As discussed elsewhere in this Report on Form 10-K, the Company is developing its headquarters in Irvine, California and expects to expend $13-15 million to complete the facility. The Company will likely be seeking long-term mortgage financing for all or some of the facility cost during the next fiscal year. The Company has not "locked" in a commitment, and may therefor find such financing to be much more expensive as a result. Because the Company has not needed to borrow funds under its existing lines of credit and because other long-term debt currently outstanding is at a fixed rate of interest, it does not believe it has significant interest rate risk on its debt.


FOREIGN CURRENCY EXCHANGE RISK

        The Company transacts business in various foreign countries, but only has significant assets deployed outside the United States in Germany. The Company has effected intercompany advances and sold goods to Megabyte denominated in U.S. dollars, and those amounts are subject to currency fluctuation, and require constant revaluation on the Company's financial statements. The Company does not operate a hedging program to mitigate the effect of a significant rapid change in the value of the German mark compared to the U.S. dollar. If such a change did occur, the Company would have to take into account a currency exchange gain or loss in the amount of the change in the U.S. dollar denominated balance of the amounts outstanding at the time of such change. There can be no assurance that such a loss would not have an adverse material effect on the Company's results of operations or financial condition.

                                   MANAGEMENT

EXECUTIVE OFFICERS

        The executive officers of the Company as of July 31, 1999 were as follows:

NAME                    AGE                          POSITION
----                    ---                          --------
Alex Razmjoo            37   Chairman of the Board, President and Chief Executive Officer
Frank Alaghband         37   Executive Vice President, Operations, and Director
Alex Aydin              37   Executive Vice President, Finance and Administration, and
                              Director
Nick Shahrestany        36   Executive Vice President, Chief Information Officer, and Director
Frederick Judd          41   Vice President, Finance and General Counsel

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Reports ............................................. 34
Consolidated Financial Statements:
Consolidated Balance Sheets................................................ 36
Consolidated Statements of Operations...................................... 37
Consolidated Statements of Shareholders' Equity............................ 38
Consolidated Statements of Cash Flows...................................... 39
Notes to Consolidated Financial Statements................................. 40
Financial Statement Schedules on Report on Form 10-K ...................... 53

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Procom Technology, Inc.:


We have audited the accompanying consolidated balance sheet of Procom Technology, Inc. and its subsidiaries (the "Company") as of July 31, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the consolidated financial statement schedule as of and for the year ended July 31, 1999. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.


We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Procom Technology, Inc. and its subsidiaries as of July 31, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                    KPMG LLP

Orange County, California
September 24, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors
Procom Technology, Inc.:

We have audited the accompanying consolidated balance sheet of Procom Technology, Inc. (a California corporation) and its subsidiaries (the "Company") as of July 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended July 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Procom Technology, Inc. and its subsidiaries as of and July 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended July 31, 1998 in conformity with generally accepted accounting principles.

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

                                        ARTHUR ANDERSEN LLP

Orange County, California
October 8, 1998

                    PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                JULY 31,            JULY 31,
                                                                  1998                1999
                                                              ------------        ------------
Current assets:
  Cash ....................................................   $    577,000        $    227,000
  Short-term marketable securities, held to maturity ......     22,785,000          22,206,000
  Accounts receivable, less allowance
    for doubtful accounts and sales
    returns of $1,552,000 and $2,461,000, respectively ....     15,050,000           8,648,000
  Inventories, net ........................................      9,147,000           9,973,000
  Income tax receivable....................................             --           2,859,000
  Deferred income taxes ...................................      1,852,000           1,833,000
  Prepaid expenses ........................................        748,000             515,000
  Other current assets ....................................        223,000             286,000
                                                              ------------        ------------
          Total current assets ............................     50,382,000          46,547,000
Property and equipment, net ...............................      2,211,000           9,473,000
Other assets ..............................................      1,846,000           1,068,000
                                                              ------------        ------------
          Total assets ....................................   $ 54,439,000        $ 57,088,000
                                                              ============        ============

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Lines of credit .........................................   $    210,000        $    254,000
  Accounts payable ........................................     11,540,000          10,812,000
  Accrued expenses and other current liabilities ..........      2,949,000           2,162,000
  Accrued compensation ....................................      1,321,000           1,212,000
  Deferred service revenues ...............................        931,000             844,000
  Income taxes payable ....................................        756,000              18,000
                                                              ------------        ------------
          Total current liabilities .......................     17,707,000          15,302,000
                                                              ------------        ------------
  Loan payable ............................................             --           7,500,000
                                                              ------------        ------------
          Total liabilities ...............................     17,707,000          22,802,000
                                                              ------------        ------------

Commitments and contingencies Shareholders' equity:
  Preferred stock, no par value;
     10,000,000 shares authorized, no
     shares issued and outstanding ........................             --                  --
  Common stock, $.01 par  value;
     65,000,000 shares authorized,
     11,178,742 and 11,227,041 shares
     issued and outstanding, respectively .................        112,000             112,000
  Additional paid in capital ..............................     17,751,000          18,198,000
  Retained earnings .......................................     18,866,000          15,991,000
  Accumulated other comprehensive income (loss)............          3,000             (15,000)
                                                              ------------        ------------
          Total shareholders' equity ......................     36,732,000          34,286,000
                                                              ------------        ------------

Total liabilities and shareholders' equity ................   $ 54,439,000        $ 57,088,000
                                                              ============        ============

        The accompanying notes are an integral part of these consolidated balance sheets.

                    PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         YEARS ENDED
                                                    ---------------------------------------------------------
                                                      JULY 31,              JULY 31,              JULY 31,
                                                        1997                  1998                  1999
                                                    -------------         -------------         -------------
Net sales .......................................   $ 109,332,000         $ 111,886,000         $ 101,290,000
Cost of sales ...................................      72,684,000            75,527,000            73,003,000
                                                    -------------         -------------         -------------
     Gross profit ...............................      36,648,000            36,359,000            28,287,000
Selling, general and administrative expenses ....      19,155,000            22,257,000            26,314,000
Research and development expenses ...............       3,922,000             4,788,000             5,502,000
Acquired research and development ...............              --             1,693,000                    --
Impairment and restructuring charge .............              --                    --             1,626,000
                                                    -------------         -------------         -------------
     Operating income (loss) ....................      13,571,000             7,621,000            (5,155,000)
Interest income .................................         459,000             1,244,000             1,248,000
Interest expense ................................        (131,000)              (15,000)              (26,000)
                                                    -------------         -------------         -------------
     Income (loss) before income taxes ..........      13,899,000             8,850,000            (3,933,000)
Provision (benefit) for income taxes ............       5,452,000             3,474,000            (1,058,000)
                                                    -------------         -------------         -------------
Net income (loss) ...............................   $   8,447,000         $   5,376,000         $  (2,875,000)
                                                    =============         =============         =============

Net income (loss) per common share:
Basic ...........................................   $        0.83         $        0.48         $       (0.26)
                                                    =============         =============         =============
Diluted .........................................   $        0.81         $        0.48         $       (0.26)
                                                    =============         =============         =============

Weighted average number of
  common shares:
Basic ...........................................      10,205,000            11,114,000            11,241,000
                                                    =============         =============         =============
Diluted .........................................      10,374,000            11,252,000            11,241,000
                                                    =============         =============         =============



                  The accompanying notes are an integral part of these consolidated financial statements.

                    PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                   COMMON STOCK                                         ACCUMULATED
                                            -------------------------     PAID IN         RETAINED     COMPREHENSIVE
                                              SHARES        AMOUNT        CAPITAL         EARNINGS     INCOME (LOSS)       TOTAL
                                            ----------    -----------   ------------    ------------   -------------   ------------
Balance at July 26, 1996 .................   9,000,000    $     3,000             --       5,133,000    $        --    $  5,136,000
Comprehensive income:
Net income ...............................          --             --             --       8,447,000                      8,447,000
                                                                                                                       ------------
Comprehensive income .....................                                                 8,447,000             --       8,447,000
Change in par value to $.01 per share ....          --         87,000          3,000         (90,000)            --              --
Public offering proceeds .................   2,000,000         20,000     16,166,000              --             --      16,186,000
Compensatory options expense .............          --             --         35,000              --             --          35,000
Exercise of employee stock options .......      24,562             --         62,000              --             --          62,000
Tax benefit from stock options exercise ..          --             --        201,000              --             --         201,000
                                            ----------    -----------   ------------    ------------    -----------    ------------
Balance at July 31, 1997 .................  11,024,562        110,000     16,467,000      13,490,000             --      30,067,000
                                            ----------    -----------   ------------    ------------    -----------    ------------
Comprehensive loss:
Net income ...............................          --             --             --       5,376,000             --       5,376,000
Foreign currency translation .............          --             --             --                          3,000           3,000
                                                                                                                       ------------
Comprehensive loss: ......................                                                        --                      5,379,000

Exercise of employee stock options .......      50,036          1,000        143,000              --             --         144,000
Tax benefit from stock options exercise ..          --             --        242,000              --             --         242,000
Acquisition of Megabyte ..................     104,144          1,000        899,000              --             --         900,000
                                            ----------    -----------   ------------    ------------    -----------    ------------
Balance at July 31, 1998 .................  11,178,742        112,000     17,751,000      18,866,000          3,000      36,732,000
                                            ----------    -----------   ------------    ------------    -----------    ------------
Comprehensive loss:
Net loss .................................          --             --             --      (2,875,000)            --      (2,875,000)
Foreign currency adjustment ..............          --             --             --              --        (18,000)        (18,000)
                                                                                                                       ------------
Comprehensive loss........................                                                                               (2,893,000)

Exercise of employee stock options .......      41,013             --        152,000              --             --         152,000
Issuance of stock to employees ...........       5,531             --         39,000              --             --          39,000
Tax benefit from option exercises ........          --             --         71,000              --             --          71,000
Stock repurchases ........................     (77,845)        (1,000)      (400,000)                                      (401,000)
Acquisitions .............................      79,600          1,000        585,000              --             --         586,000
                                            ----------    -----------   ------------    ------------    -----------    ------------
Balance at
 July 31, 1999 .........................    11,227,041    $   112,000   $ 18,198,000    $ 15,991,000    $   (15,000)   $ 34,286,000
                                            ==========    ===========   ============    ============    ===========    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                    PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  YEARS ENDED
                                                                  --------------------------------------------
                                                                    JULY 31,        JULY 31,        JULY 31,
                                                                      1997            1998            1999
                                                                  ------------    ------------    ------------
Cash flows from operating activities:
  Net income (loss) ...........................................   $  8,447,000    $  5,376,000    $ (2,875,000)
    Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation and amortization ...........................        248,000         605,000       1,506,000
    Acquired research and development .........................             --       1,693,000              --
    Impairment and restructuring charge .......................             --              --       1,408,000
    Changes in assets and liabilities,
      net of effects of acquisitions:
         Accounts receivable ..................................     (3,311,000)        270,000       7,883,000
         Inventories ..........................................        697,000       2,097,000        (530,000)
         Income tax receivable ................................             --              --      (2,859,000)
         Deferred income taxes ................................       (800,000)       (405,000)         19,000
         Prepaid expenses .....................................       (384,000)        175,000         289,000
         Other current assets .................................        (37,000)        (23,000)        (54,000)
         Other assets .........................................         (3,000)        (20,000)        187,000
         Accounts payable .....................................      2,264,000      (2,524,000)     (1,872,000)
         Accrued expenses and compensation ....................       (841,000)        638,000      (1,041,000)
         Deferred service revenue .............................             --         175,000         (87,000)
         Income taxes payable .................................         (2,000)        255,000        (768,000)
                                                                  ------------    ------------    ------------
             Net cash provided by operating activities ........      6,278,000       8,312,000       1,206,000
                                                                  ------------    ------------    ------------
Cash flows from investing activities:
  Purchase of property and equipment ..........................       (588,000)       (787,000)     (9,055,000)
  Investments in short-term marketable securities..............             --              --      (9,008,000)
  Acquisitions, net of cash acquired ..........................             --        (633,000)         30,000
                                                                  ------------    ------------    ------------
             Net cash used in investing activities ............       (588,000)     (1,420,000)    (18,033,000)
                                                                  ------------    ------------    ------------
Cash flows from financing activities:
  Long-term loan ..............................................             --              --       7,500,000
  Principal payments for capital lease obligations ............         (5,000)        (29,000)             --
  Borrowings on lines of credit ...............................     38,500,000         210,000          44,000
  Payments made on lines of credit ............................    (42,685,000)     (2,877,000)       (497,000)
  Public offering of common stock .............................     16,186,000              --              --
  Issuance of common stock to employees .......................             --              --          39,000
  Repurchase of common stock ..................................             --              --        (401,000)
  Stock options, exercises and related tax benefits ...........        298,000         386,000         223,000
                                                                  ------------    ------------    ------------
             Net cash provided by (used in
                Financing activities ..........................     12,294,000      (2,310,000)      6,908,000
    Effect of exchange rate changes ...........................             --           3,000         (18,000)
                                                                  ------------    ------------    ------------
    Increase (decrease) in cash ...............................     17,984,000       4,585,000      (9,937,000)
Cash and cash equivalents at beginning of period ..............        793,000      18,777,000      23,362,000
                                                                  ------------    ------------    ------------
Cash and cash equivalents at end of period ....................   $ 18,777,000    $ 23,362,000    $ 13,425,000
                                                                  ============    ============    ============

Supplemental disclosures of cash flow information:
 Cash paid during the year for:
    Interest ..................................................   $    165,000    $     15,000    $     25,000
    Income taxes ..............................................      5,947,000       3,312,000       2,275,000




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

    Principles of Consolidation

        The consolidated financial statements include the accounts of Procom Technology, Inc. and its wholly-owned subsidiaries, Megabyte Computerhandels, AG, a German corporation, Invincible Technologies Acquisition Corporation, a Massachusetts corporation, Gigatek SRL ("Gigatek")(an Italian company), Pera AG ("Pera")(a Swiss corporation) and Procom Technology FSC, a foreign sales corporation. All significant intercompany transactions have been eliminated in consolidation. The functional currency of the European subsidiaries are those of their respective country. The Company follows the provisions of FASB 52 when translating assets and results of operations for each period presented.

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

    Fair Value of Financial Instruments - Cash and short-term marketable securities, held to maturity


        The carrying amount of cash and cash equivalents approximates fair value for all periods presented because of the short-term maturities (less than 90 days) of these financial instruments. Short-term marketable securities are held at adjusted cost which approximates market value. Management has the intention and ability to hold the securities until maturity. At July 31, 1999, the Company had short-term marketable securities with original maturities greater than 90 days of $9,008,000.


    Accounts Receivable

        The allowance for doubtful accounts includes management's estimate of the amount expected to be lost on specific accounts and for losses on other as yet unidentified accounts included in accounts receivable. In estimating the potential losses on specific accounts, management relies on in-house prepared analyses and review of other available information. The allowance for sales returns includes management's estimates of the anticipated sales returns relating to each reporting period. In estimating the allowance for sales returns, management relies on historical experience. Although the Company believes it has the continued ability to reasonably estimate the allowance for doubtful accounts and sales returns, the amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the allowance for doubtful accounts and sales returns in the accompanying financial statements.

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

    Revenue Recognition

        The Company recognizes revenue from product sales upon shipment, or in the case of certain distributors, their receipt of the goods shipped. A substantial majority of the Company sales are denominated in either U.S. dollars or German marks. The Company has established a program that, under specified conditions, enables distributors and resellers to return products to the Company for credit against additional purchases or, in the event the Company reduces its selling prices, to receive credits for the reduction in selling price. The amount of potential product returns, including costs and returns under the Company's warranty program, and credits for selling price reductions are estimated and provided for in the period of the sale. The amounts the Company will ultimately realize could differ materially in the near term from the amounts estimated. Under an evaluation program, products may be shipped to customers on a trial basis and returned within a specified period if the customers are not satisfied. Evaluation units shipped are not recorded as sales until the customer has paid for such units.

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

    Concentration of Credit Risk

        Three customers accounted for approximately 36% and 42% of the Company's total accounts receivable on July 31, 1998 and July 31, 1999, respectively, and one customer accounted for approximately 9% of the Company's net sales for each of fiscal 1998 and 1999. The loss of any one of the Company's significant customers could have an adverse effect on the Company's business.

    Net income per Common Share

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The adoption of SFAS 128 did not have a material impact on the Company's earnings per share. For the periods presented, basic net income (loss) per share was based on the weighted average number of shares of common stock outstanding during the period. For the same periods, diluted net income per share further included the effect of stock options outstanding during the period. Due to the net loss in fiscal 1999, no effect is given to the potential dilution of outstanding stock options. Had such effect been given, approximately 367,000 shares would have been included in the computation of weighted average shares outstanding.

        Weighted average number of shares for basic and diluted earnings per share are calculated as follows:

                                                           FISCAL YEAR
                                               ------------------------------------
                                                  1997         1998         1999
                                               ----------   ----------   ----------
Weighted average common shares
   outstanding during the period ...........   10,205,000   11,114,000   11,241,000
Potential dilution .........................      169,000      138,000           --
                                               ----------   ----------   ----------
                                               10,374,000   11,252,000   11,241,000
                                               ==========   ==========   ==========

Stock Based Compensation

        In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company applies APB Opinion No. 25 and related interpretations to account for its employee stock option plan. Note 9 of the Consolidated Financial Statements contains a summary of the pro forma effects to reported net income (loss) per share as if the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS No. 123.


Segment Information

        The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS
131. The Company operates in one industry segment, the data storage device industry, and in accordance with SFAS 131, only enterprise-wide disclosures have been provided. See Note 10.


    Impact of Recent Accounting Pronouncements

        In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997 and was adopted by the Company for its 1999 fiscal year which commenced August 1, 1998.



2.      INVENTORIES

        A summary of inventories is as follows:

                                         JULY 31,     JULY 31,
                                           1998         1999
                                        ----------   ----------
Raw materials .......................   $3,643,000   $4,253,000
Work-in-process .....................      430,000      315,000
Finished goods ......................    5,074,000    5,405,000
                                        ----------   ----------
                                        $9,147,000   $9,973,000
                                        ==========   ==========

3.      PROPERTY AND EQUIPMENT

        A summary of property and equipment is as follows:

                                       JULY 31,             JULY 31,
                                         1998                 1999
                                     ------------         ------------
Computer equipment ................  $  1,884,000         $  2,343,000
Furniture and fixtures ............       955,000            1,039,000
Office equipment ..................     1,079,000            1,105,000
Vehicles ..........................        20,000              107,000
Leasehold improvements ............       128,000              278,000
Land ..............................            --            7,568,000
Construction in progress ..........            --               52,000
                                     ------------         ------------
                                        4,066,000           12,492,000

Less accumulated depreciation .....    (1,855,000)          (3,019,000)
                                     ------------         ------------
          Total ...................  $  2,211,000         $      9,473
                                     ============         ============


        Depreciation expense for fiscal 1997, 1998 and 1999 totaled $248,000, $543,000 and $1,261,000, respectively.

4.      INCOME TAXES

Income (loss) before taxes on income consisted of the following:


                                                        FISCAL YEAR
                                   ---------------------------------------------------
                                       1997                1998                1999
                                   -----------         -----------         -----------
Pretax income (loss):
  United States                     $13,899,000        $8,957,000          ($3,054,000)
  Foreign                                   --           (107,000)            (879,000)
                                    -----------        ----------          -----------
                                    $13,899,000        $8,850,000          ($3,933,000)
                                    ===========        ==========          ===========


        The components of the provision (benefit) for income taxes for fiscal 1997, 1998 and 1999 are summarized as follows:


                                                        FISCAL YEAR
                                   ---------------------------------------------------
                                       1997                1998                1999
                                   -----------         -----------         -----------
Current:
   Federal .....................   $ 5,006,000         $ 3,151,000         ($1,077,000)
   State .......................     1,246,000             770,000                   0
                                   -----------         -----------         -----------
                                     6,252,000           3,921,000          (1,077,000)
                                   -----------         -----------         -----------
 Deferred:
   Federal .....................      (670,000)           (436,000)            (64,000)
   State .......................      (130,000)            (11,000)             45,000
                                   -----------         -----------         -----------
                                      (800,000)           (447,000)             19,000
                                   -----------         -----------         -----------
 Provision (benefit) for income
    taxes ......................   $ 5,452,000         $ 3,474,000         ($1,058,000)
                                   ===========         ===========         ===========

     The following table reconciles the federal statutory income tax rate to the effective tax rate of the provision (benefit) for income taxes.

                                                                     FISCAL YEAR
                                                   -----------------------------------------------
                                                      1997              1998               1999
                                                   ----------        ----------        -----------
  Federal statutory income tax rate.............         34.0%             34.0%             (34.0%)
  State income taxes, net of federal benefit....          6.1               5.8               (1.8%)
  Foreign sales benefit.........................         (0.3)             (0.3)                --
  Nondeductible amortization....................           --               3.1                 --
  Research and development tax credit...........         (1.8)             (5.6)              (4.8%)
  State tax rate change.........................           --                --                2.3%
  Foreign tax rate differential.................           --                --               (3.5%)
  Valuation allowance on foreign NOLs...........           --                --               10.9%
  Other.........................................          1.2               2.3                4.0%
                                                   ----------        ----------        -----------
     Effective tax rate.........................         39.2%             39.3%             (26.9%)
                                                   ==========        ==========        ===========

Deferred tax assets are summarized below:


                                               1997              1998               1999
                                            ----------        ----------        -----------
Deferred tax assets:
  State tax payments ...................... $  338,000        $  175,000        $  (146,000)
  Depreciation ............................     26,000            11,000             66,000
  Inventory reserves ......................    225,000           230,000            338,000
  Reserves for bad debts and returns ......    496,000           695,000            614,000
  Stock option exercises ..................    201,000                --             36,000
  Amortization of intangibles .............         --           570,000                 --
  Deferred service revenue sales ..........         --           138,000            325,000
  Research and development tax credit......         --                --            157,000
  Accrued expenses.........................         --                --            362,000
  Net operating loss carryforward-state....         --                --             67,000
  Net operating loss carryforward-foreign..                                         430,000
  Other ...................................    119,000            33,000             14,000
                                            ----------        ----------        -----------
     Total Deferred income taxes........... $1,405,000        $1,852,000        $ 2,263,000
  Valuation Allowance......................         --                --           (430,000)
                                            ----------        ----------        -----------
  Net Deferred income taxes................ $1,405,000        $1,852,000        $ 1,833,000
                                            ==========        ==========        ===========


        A valuation allowance has been provided for deferred tax assets related to certain foreign net operating loss carryforwards. The Company claimed no benefit in the current provision for some $880,000 in operating losses at its foreign subsidiaries. If those subsidiaries generate taxable income in future periods, the company may realize a tax benefit for such operating losses. Current year stock option exercises resulting in a tax benefit of $71,000 in the current year were credited to paid-in capital.


5.      OTHER ASSETS

Other assets consist of the following:

                                           JULY 31,             JULY 31,
                                             1998                 1999
                                          -----------         -----------
Goodwill ..............................   $ 1,636,000         $ 1,167,000
Accumulated amortization ..............       (62,000)           (204,000)
Other assets ..........................       272,000             105,000
                                          -----------         -----------
                                          $ 1,846,000         $ 1,068,000
                                          ===========         ===========

        Goodwill relates to two acquisitions completed by the Company in fiscal 1998 and two acquisitions completed in fiscal 1999. Goodwill will be amortized on a straight line basis over 7 years. In fiscal 1998 and fiscal 1999, amortization of goodwill was $62,000 and $245,000, respectively.

6.      LINE OF CREDIT


        The Company has established a revolving line of credit with an institutional lender. The line is based on a percentage of the Company's eligible accounts receivable and inventory, up to a maximum of $10,000,000 in working capital loans. The line of credit accrues no fees, and interest on outstanding amounts at the lender's prime rate (8.0% at July 31, 1999) plus 1.0%. The initial term of the line of credit expired on November 29, 1997, but automatically renews for successive one year periods unless terminated by either party within a specified period in advance of the automatic renewal date. The institutional lender also makes available to the Company various flooring commitments pursuant to which the Company may finance the purchase of up to $15.0 million in inventory (less any amounts outstanding in working capital loans) from certain of the Company's vendors who have credit arrangements with the institutional lender. The combined line of credit may not exceed $20.0 million and contains restrictive covenants that, among other provisions, require compliance with certain financial covenants, including the maintenance of working capital of at least $20,000,000. The combined line of credit is collateralized by all the assets of the Company. At July 31, 1998 and July 31, 1999, the Company owed $0 and $0 under the line of credit and $2,300,000 and $1,790,000, which is included in accounts payable, under the flooring agreements, respectively (see Note 7). In addition to the line of credit, the Company's foreign subsidiaries have small lines of credit, utilized primarily for overdraft and short-term cash needs, with two German banks. The lines allow Megabyte to borrow up to 1,000,000 German marks (approximately US$550,000), with interest at approximately 7.75%, and is not guaranteed by Procom. At July 31, 1998, and 1999, there was 375,000 DM (approximately US$210,000) and 435,000 DM
(approximately US$254,000) outstanding under the lines. Also, Gigatek maintains a short-term line of credit of 180 million lira (approximately US$100,000), bearing interest at 10% per annum. No amounts were outstanding under the line at year end.


        The Company has borrowed $7.5 million from an investment bank for 18 months, maturing in September 2000, at a rate of 6.125%. Approximately $10 million of the Company's commercial paper portfolio is pledged as collateral for repayment of the loan.

7.      COMMITMENTS AND CONTINGENCIES

    Lease Commitments

        The Company leases facilities under noncancellable operating leases for its facilities in Santa Ana, California, Munich, Germany, and Milan, Italy. The lease on the Company's primary facility expires in July 2000. In addition, the Company has various operating leases for certain office equipment and vehicles.

        Future minimum lease payments at July 31, 1999, under these leases were as follows:

                                                         OPERATING
                                                           LEASES
                                                         ----------
Fiscal year ending:
 2000 ................................................   $1,553,000
 2001 ................................................      582,000
 2002 ................................................      494,000
 2003 ................................................      332,000
 Thereafter ..........................................      295,000
                                                         ----------
 Total minimum lease payments ........................   $3,256,000
                                                         ==========

        Rent expense was $447,000, $525,000 and $ 1,439,000 for fiscal 1997,
1998 and 1999, respectively.

    Flooring Agreements

        As is customary in the computer reseller industry, the Company is contingently liable at July 31, 1999 under the terms of repurchase agreements with several financial institutions providing inventory financing for dealers of the Company's products. The contingent liability under these agreements approximates the amount financed, reduced by the resale value of any products that may be repurchased, and the risk of loss is spread over several dealers and financial institutions. Losses under these agreements have been immaterial in the past.

    Litigation

        The Company and one of its officers were named as defendants in an action filed in Orange County Superior Court by Miradco International Corporation, a private company based in Newport Beach, California, consisting of two principals ("Miradco"), which alleged that the Company breached an alleged oral contract with Miradco. In June 1999, a jury found that no contract existed between Miradco and the Company. Miradco made several post-trial motions seeking to overturn the jury verdict, all of which were rejected in August 1999. The Company believes that Miradco has no further appeal rights.

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

8.      RETIREMENT PLAN

        The Company has a defined contribution plan covering substantially all full-time employees with more than one year of service. Each participant can elect to contribute up to 15% of his or her annual compensation. While employer contributions to the plan are discretionary, during fiscal 1997, 1998 and 1999, the Company elected to make matching contributions equivalent to between 38% and 50% of the first 4% of the employee's contribution. Total expense for fiscal 1997, 1998 and 1999 was $72,000, $95,000, and $106,000, respectively.

9.      STOCK OPTION PLAN

        During fiscal 1996, the Company instituted the 1995 Stock Option Plan (the "1995 Plan") for its key employees and reserved 540,000 shares for grant under the 1995 Plan. In fiscal 1998, the Board approved, and the Company's shareholders approved, the reservation of an additional 450,000 shares for grant under the 1995 Plan. Pursuant to the terms of the 1995 Plan, options to purchase the Company's common stock may be granted with exercise prices equal to the fair market value of the stock on the date of grant. Options expire ten years from the date of the grant and generally vest over a period of four years. In September 1998, the Board authorized the repricing of 374,950 previously granted options priced in excess of $4.50 per share. The new price was $4.50 per share, the fair value of the Company's stock on the date of such repricing. Repriced options are included in the granted and cancelled amounts below.


        The following table is a summary of stock option activity for the three years ended July 31, 1999:

                                                                                Year ended July 31,
                                                  -------------------------------------------------------------------------------
                                                            1997                        1998                     1999
                                                  ------------------------    ------------------------  -------------------------
                                                             Weighted-Avg.               Weighted-Avg.              Weighted-Avg.
                                                  Shares    Exercise Price    Shares    Exercise Price  Shares     Exercise Price
                                                  ------    --------------    ------    --------------  ------     --------------
Outstanding at beginning of year ..............   227,700       $2.68         247,013       $4.19         502,277       $6.53
     Granted ..................................    87,750       $8.55         351,800       $9.64       1,653,890       $4.50
     Exercised ................................   (24,562)      $2.53         (50,036)      $2.83         (41,013)      $3.72
     Cancelled ................................   (43,875)      $5.26         (46,500)      $7.38        (711,705)      $6.44
                                                 --------       -----        --------       -----      ----------       -----
     Outstanding at end of year ...............   247,013       $4.19         502,277       $6.53       1,403,449       $4.37
                                                 ========       =====        ========       =====      ==========       =====
     Exercisable end of year ..................    36,338       $2.76          47,090       $4.06          99,265       $3.43
                                                 ========       =====        ========       =====      ==========       =====
     Weighted fair value per option granted ...                 $6.13                       $4.77                       $4.11


                                                      July 31, 1999
                           --------------------------------------------------------------------------
                                    Options Outstanding                       Options Exercisable
                           --------------------------------------------------------------------------
                                      Weighted-Average     Weighted-                     Weighted-
          Range of                        Remaining         Average                       Average
      Exercise Prices      Number           Years        Exercise Price     Number     Exercise Price
      ---------------      ------     ----------------   --------------     ------     --------------
        $ 2.50-3.00         90,189           6.14           $  2.52         53,627        $  2.53
        $ 4.50           1,313,260           9.39           $  4.50         45,638        $  4.50
        $ 2.50-4.50      1,403,449           9.18           $  4.37         99,265        $  3.43

        During the years ended July 31, 1998 and July 31, 1999, the Company realized tax benefits of $ 242,000 and $ 71,000, respectively, from the gains resulting from exercises by employees of non-qualified stock options. The tax benefit is recorded as an increase in paid-in-capital.

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

                                                      STOCK OPTION
                                                      PLAN SHARES
                                            ---------------------------------
                                                 1998                1999
                                            -------------       -------------
Expected life (in years) ................         4.0                 4.0
Risk-free interest rate .................         6.0%                6.0%
Volatility ..............................         .79                 .99

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma information follows:

                                                 1998                1999
                                            -------------       -------------
Pro forma net income (loss) .............   $   5,197,000       ($  3,042,000)
Pro forma diluted net income (loss)
     per share ..........................   $         .46       $        (.27)

10.     REVENUE BY PRODUCT AREA AND GEOGRAPHIC AREA

        Revenues by Product Families

        The Company designs and markets two major distinct product families within one industry segment: network attached storage products and other data storage products such as standalone CD arrays, various RAID and tape backup products and disk drive upgrade subsystems.

                                     1997           1998           1999
                                 ------------   ------------   ------------
Net revenues:
    Network attached
      storage products           $ 23,209,000   $ 28,428,000   $ 26,910,000
    Other data storage
      products                     86,123,000     83,458,000     74,380,000
                                 ------------   ------------   ------------
          Total net revenues     $109,332,000   $111,886,000   $101,290,000
                                 ============   ============   ============


        Geographic Information

        Export sales as a percentage of net sales amounted to 7%, 17% and 33% for fiscal years 1997, 1998 and 1999, respectively. A summary of the Company's net sales and gross profit by geographic area is as follows (in thousands):

                                              YEAR ENDED
                                  -------------------------------------
                                  JULY 31,      JULY 31,       JULY 31,
                                    1997          1998           1999
                                  --------      --------      ---------
Net sales
     United States .............  $101,147      $ 92,928      $  67,549
     Foreign ...................     8,185        18,958         33,741
                                  --------      --------      ---------
          Total ................  $109,332      $111,886      $ 101,290
                                  ========      ========      =========
Gross profit
     United States .............  $ 34,409      $ 32,968      $  21,695
     Foreign ...................     2,239         3,391          7,017
                                  --------      --------      ---------
          Total ................  $ 36,648      $ 36,359      $  28,712
                                  ========      ========      =========
Operating income
     United States .............  $ 12,405      $  7,366      ($  4,455)
     Foreign ...................     1,166           255           (700)
                                  --------      --------      ---------
          Total ................  $ 13,571      $  7,621      ($  5,155)
                                  ========      ========      =========

        International sales were primarily to European customers and secondarily to Middle Eastern, Latin American and Pacific Rim customers. During fiscal 1997, the Company had no material identifiable assets used in connection with the Company's foreign operations. As a result of the Company's February 1998 acquisition of the outstanding stock of Megabyte, and the subsequent acquisitions of Pera and Gigatek, at July 31, 1998 and July 31, 1999, the Company had identifiable assets used in connection with its foreign operations of approximately $4,844,000 and $7,054,000, respectively.

11.     ACQUISITIONS

        During fiscal 1998, the Company completed two acquisitions. In February 1998, the Company purchased 100% of the outstanding shares of Megabyte Computerhandels AG, a German distributor of high-end networking solutions. The transaction was accounted for as a purchase, and was effected by the Company's issuance of 104,144 shares of the Company's common stock valued at $900,000. The Company recorded the assets and liabilities of Megabyte at their fair values on the date of acquisition. The purchase price in excess of the fair values of the net assets acquired was approximately $713,000, which has been recorded as goodwill, and will be expensed on a straight line basis over 7 years. In June 1998, the Company completed the acquisition of substantially all the assets and liabilities of Invincible Technologies Corporation ("ITC"), a Massachusetts based developer and reseller of high capacity, fault tolerant network storage solutions. The transaction was accounted for as a purchase of assets. The purchase price paid consisted of cash of approximately $1.0 million, and the Company assumed liabilities in excess of net assets acquired of approximately $1.6 million, for a total purchase price of approximately $2.6 million. ITC had experienced significant losses in its fiscal year ended March 31, 1998. The Company employed an appraiser to identify the values of the assets acquired, including, among other assets, certain in-process research and development costs. The amount of purchase price allocated to in-process research and development was determined by estimating the stage of development of Invincible's research and development projects, estimating future cash flows from future projected revenues, and discounting those cash flows to present value. Invincible had been primarily developing a software cluster management system to extend the capability of UNIX clustering. In determining the appropriate value, the Company considered the prior losses of Invincible, the investment of Invincible toward the development of the outstanding software system, as well as the estimated completion costs which the Company expects to incur to complete the outstanding research and development projects. The Company further estimated the future revenues and cash flows attainable from the research and development projects, and discounted those revenues significantly to take into account Invincible's lack of financing to attain the projections. The Company has determined that $1.7 million of the purchase price was related to the Company's research and development efforts which had not attained technological feasibility, and for which no alternative future use was expected. The Company has expensed the value of the research and development as of the date of the acquisition of Invincible and has capitalized the fair value of the other assets acquired as determined by the appraiser, including the value of Invincible's assembled work force and goodwill of approximately $913,000, which will be expensed on a straight line basis over 7 years. The Company will include the results of operations and balance sheets of Megabyte and Invincible for periods subsequent to the date of the respective acquisitions. Prior periods have not been restated. See Note 13 for a discussion of the impairment and restructuring charge related to the Invincible acquisition.

        The following is a summary of the net fair value of the assets acquired, the goodwill on the date of acquisition, and the total consideration paid for the acquisitions made during fiscal 1998:

                                                      Megabyte        Invincible           Total
                                                    -----------       -----------       ------------
Fair value of noncash assets acquired               $ 4,755,000       $ 5,431,000       $ 10,186,000
Liabilities assumed, including lines of credit       (4,008,000)       (4,643,000)        (8,651,000)
Common stock issued                                    (902,000)               --           (902,000)

                                                    -----------       -----------       ------------
Cash consideration paid, net of cash acquired       $  (155,000)      $   788,000       $    633,000
                                                    ===========       ===========       ============

        During fiscal 1999, the Company completed the acquisitions of Pera AG and Gigatek SRL. In November 1998, the Company acquired all of the outstanding stock of Pera in exchange for 28,500 shares of stock and $22,000 in cash. Pera is a relatively small distributor of computer storage peripherals in Switzerland, and has been a customer of the Company for more than five years. The Company treated the acquisition of Pera as a purchase, and recorded goodwill in the purchase of approximately $168,000, which will be amortized over 7 years. In January 1999, the Company acquired all of the outstanding stock of Gigatek in exchange for 51,100 shares of stock and $50,000 in cash. Gigatek is also a relatively small distributor of higher end computer storage peripherals in Milan, Italy. The Company's acquisition of Gigatek, which was initially treated as a pooling-of-interests, has been changed to reflect the purchase accounting method. As a result of this change, revenue and net income for the second quarter of fiscal 1999 were reduced by approximately $3.1 million and $0.1 million, respectively, from that which was initially reported. The Company recorded goodwill in the purchase of approximately $286,000, which will be amortized over 7 years.


The following is a summary of the net fair value of the assets acquired, the goodwill on the date of acquisition, and the total consideration paid for the acquisitions made during fiscal 1999:

                                                      Gigatek           Pera             Total
                                                    -----------       ---------       -----------
Fair value of noncash assets acquired               $ 2,094,000       $ 280,000       $ 2,374,000
Liabilities assumed, including lines of credit       (1,692,000)       (126,000)       (1,818,000)
Common stock issued                                    (436,000)       (150,000)         (586,000)
                                                    -----------       ---------       -----------
Cash consideration paid, net of cash acquired       $   (34,000)      $   4,000       $   (30,000)
                                                    ===========       =========       ===========

        The following unaudited pro forma information has been prepared assuming that the acquisitions of Megabyte, Invincible, Pera and Gigatek had taken place at the beginning of the respective periods presented. The pro forma financial information is not necessarily indicative of the combined results that would have occurred had the acquisitions taken place at the beginning of the period, nor is it necessarily indicative of results that may occur in the future.

                                                 (UNAUDITED)
                                        PRO FORMA FOR THE YEARS ENDED
                                      July 31, 1998        July 31, 1999
                                      -------------        -------------
                                     (in thousands, except per share data)
Revenues                                 $140,381            $ 104,514
Operating income                         $  5,255            $  (5,025)
Net income                               $  3,646            $  (2,841)
Net income per share--diluted            $    .32            $    (.25)

12.     CHANGE IN PAR VALUE

        The Company's amended and restated articles of incorporation, filed on November 13, 1996, as discussed above in Note 10, also effected a change in common stock from no par value to par value of $.01 per share. In fiscal 1997, $89,700 was transferred from retained earnings to common stock and paid-in-capital to reflect the change in par value.

13.     IMPAIRMENT AND RESTRUCTURING CHARGE

        As a result of changes to the Company's business operations, as well as significant operating losses of Invincible after its acquisition, the Company reviewed the long-lived assets purchased in the Invincible acquisition. After comparing the carrying value of the assets to the future undiscounted estimated cash flows from the assets, the Company determined that the values of most of the assets were impaired. The Company wrote off the goodwill remaining from the transaction of approximately $.8 million, and wrote down the carrying value of certain Invincible fixed assets by $.6 million. In addition, the Company determined that it would restructure much of the Invincible operations, and recorded a restructuring charge comprised of approximately $.2 million for lease termination and employee severance costs for approximately 10 employees relating to the Invincible operations. At July 31, 1999, approximately $.2 million of the restructuring and impairment charge remains accrued to be paid during the first half of fiscal 1999. In addition, the Company recorded, in cost of sales, additional reserves of approximately $.8 million to reserve for the ultimate disposal of much of the Invincible inventory.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On June 1, 1999, Arthur Andersen LLP resigned as the Company's independent accountant. Arthur Andersen LLP had served as the Company's principal independent accountant for the three fiscal years ended July 31, 1998 and through June 1, 1999. The reports of Arthur Andersen LLP for the two fiscal years ended July 31, 1998 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified in any way. The Board of Directors of the Company did not recommend or approve the change in accountants. During the two years ended July 31, 1998, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Arthur Andersen LLP, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports. During the time that Arthur Andersen LLP served as the Company's independent accountant, none of the situations described in Paragraph (a)(1)(v) of Item 304 of Regulation S-K occurred.

        On July 13, 1999, the Company engaged KPMG LLP to serve as its independent accountant, replacing Arthur Andersen LLP. The appointment of KPMG LLP as the Company's independent accountant was approved unanimously by the Company's Board of Directors. During the two years prior to the engagement of KPMG LLP, the Company did not consult KPMG LLP on any accounting principle, the type of opinion that KPMG LLP might render, and no report, written or oral, was provided that KPMG LLP concluded was an important factor considered by the Company in reaching a decision as to such accounting, auditing or financial reporting issue.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        There is incorporated herein by reference the information required by this Item included in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders under the captions "Management," "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION

        There is incorporated herein by reference the information required by this Item included in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Stock Performance Graph," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        There is incorporated herein by reference the information required by this Item included in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders under the caption "Security Ownership of Beneficial Owners," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        There is incorporated herein by reference the information required by this Item included in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 31, 1999.

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

        (b)     REPORTS ON FORM 8-K:

                A current report on Form 8-K was filed by the Company on June 7, 1999 to report the resignation of Arthur Andersen LLP as the Company's independent auditors. The Company also filed a current report on Form 8-K on July 13, 1999 to reflect the Company's engagement of KPMG LLP as the Company's independent accountants.

                (3)     EXHIBITS

                                INDEX TO EXHIBITS

                                                                                         SEQUENTIALLY
       EXHIBIT                                                                              NUMBERED
       NUMBER                            DESCRIPTION                                         PAGE
      --------                           -----------                                     ------------
        1.1+    Form of Underwriting Agreement..................................................

        3.1+    Amended and Restated Articles of Incorporation of the Company ..................

        3.2+    Amended and Restated Bylaws of the Company .....................................

        10.1+   Form of Indemnity Agreement between the Company and each of its executive officers and directors ...............................................

        10.2+   Form of Amended and Restated Procom Technology, Inc. 1995 Stock
                Option Plan ....................................................................

        10.2+   Form of Procom Technology, Inc. 1999 Employee Stock Purchase
                Plan ...........................................................................

        10.3+   Amended and Restated Executive Employment Agreement, dated as of
                October 28, 1996, between the Company and Alex Razmjoo .........................

        10.4+   Amended and Restated Executive Employment Agreement, dated as of
                October 28, 1996, between the Company and Frank Alaghband ......................

        10.5+   Amended and Restated Executive Employment Agreement, dated as of
                October 28, 1996, between the Company and Alex Aydin ...........................

        10.6+   Amended and Restated Executive Employment Agreement, dated as of
                October 28, 1996, between the Company and Nick Shahrestany .....................

        10.7+   Form of Registration Rights Agreement ..........................................

        10.8+   Lease, dated February 10, 1992, between 2181 Dupont Associates and the Company, as amended ....................................................

        10.9+   Loan and Security Agreement, dated November 18, 1994, by and between the Company and FINOVA Capital Corporation, as amended .................

        10.9+   Amendment to FINVOVA Loan and Security Agreement dated July 30,
                1997 ...........................................................................

        10.10+  Asset Purchase Agreement, dated June 24, 1998, among Invincible
                Technologies Acquisition Corporation, Invincible Technologies
                Corporation, and certain stockholders of Invincible Technologies
                Corporation named therein ......................................................

        11.1+   Statement re: Computation of Earnings Per Share ................................

        21.1    List of Subsidiaries ...........................................................

        23.1    Consent of KPMG LLP ............................................................

        23.2    Consent of Arthur Andersen LLP .................................................

        27.1    Financial Data Schedule ........................................................

----------

+       Previously filed

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Irvine, California, on the 29th day of October, 1999.


                                        PROCOM TECHNOLOGY, INC.

                                        By: /s/ Alex Razmjoo
                                           -------------------------------------
                                           Alex Razmjoo
                                           Chairman, President and
                                           Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

           SIGNATURE                              TITLE                                DATE
           ---------                              -----                                ----
    /s/   Alex Razmjoo          Chairman of the Board, President and             October 29, 1999
------------------------------  Chief Executive Officer (Principal
          Alex Razmjoo          Executive Officer)

    /s/   Alex Aydin            Executive Vice President, Finance and            October 29, 1999
------------------------------  Administration (Principal Financial
          Alex Aydin            Officer)

    /s/   Frederick Judd        Vice President, Finance and General              October 29, 1999
------------------------------  Counsel (Principal Accounting Officer)
          Frederick Judd

    /s/   Frank Alaghband       Director                                         October 29, 1999
------------------------------
          Frank Alaghband

    /s/   Nick Shahrestany      Director                                         October 29, 1999
------------------------------
          Nick Shahrestany

                                Director
------------------------------
          Dom Genovese

                                Director
------------------------------
          David Blake

                                   SCHEDULE II

                    PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

                                         COL. A     COL. B     COL. C     COL. D     COL. E
-------------------------------------------------------------------------------------------------------------------------------
                                                                          ADDITIONS
                                                                   ------------------------
                                                   BALANCE AT      CHARGED TO     CHARGED TO                           BALANCE
                                                  BEGINNING OF      COSTS AND       OTHER                               AT END
            DESCRIPTION                              PERIOD         EXPENSES       ACCOUNTS          DEDUCTIONS       OF PERIOD
--------------------------------------------------------------------------------------------------------------------------------
Year ended July 31, 1997:
  Allowance for sales returns ...................  $  203,000      $  469,000            --         $        --       $  672,000
  Allowance for doubtful accounts ...............     170,000         277,000            --            (127,000)         320,000
  Allowance for excess and obsolete inventory ...     155,000         341,000            --            (306,000)         190,000

Year ended July 31, 1998:
  Allowance for sales returns ...................  $  672,000      $  372,000            --         $        --       $1,044,000
  Allowance for doubtful accounts ...............     320,000          53,000       225,000(a)          (90,000)         508,000
  Allowance for excess and obsolete inventory ...     190,000         454,000       213,000(a)         (432,000)         425,000

Year ended July 31, 1999:
  Allowance for sales returns ...................  $1,044,000      $  895,000      $     --                  --      $ 1,939,000
  Allowance for doubtful accounts ...............     508,000          10,000        54,000(a)          (50,000)         522,000
  Allowance for excess and obsolete inventory ...     425,000       2,155,000        32,000(a)       (1,413,000)       1,199,000

        (a) Represents the allowances of entities acquired by the Company during fiscal 1998 and fiscal 1999.

                                INDEX TO EXHIBITS

                                                                                         SEQUENTIALLY
       EXHIBIT                                                                              NUMBERED
       NUMBER                            DESCRIPTION                                         PAGE
      --------                           -----------                                     ------------
        1.1+    Form of Underwriting Agreement..................................................

        3.1+    Amended and Restated Articles of Incorporation of the Company ..................

        3.2+    Amended and Restated Bylaws of the Company .....................................

        10.1+   Form of Indemnity Agreement between the Company and each of its executive officers and directors ...............................................

        10.2+   Form of Amended and Restated Procom Technology, Inc. 1995 Stock
                Option Plan ....................................................................

        10.2+   Form of Procom Technology, Inc. 1999 Employee Stock Purchase
                Plan ...........................................................................

        10.3+   Amended and Restated Executive Employment Agreement, dated as of
                October 28, 1996, between the Company and Alex Razmjoo .........................

        10.4+   Amended and Restated Executive Employment Agreement, dated as of
                October 28, 1996, between the Company and Frank Alaghband ......................

        10.5+   Amended and Restated Executive Employment Agreement, dated as of
                October 28, 1996, between the Company and Alex Aydin ...........................

        10.6+   Amended and Restated Executive Employment Agreement, dated as of
                October 28, 1996, between the Company and Nick Shahrestany .....................

        10.7+   Form of Registration Rights Agreement ..........................................

        10.8+   Lease, dated February 10, 1992, between 2181 Dupont Associates and the Company, as amended ....................................................

        10.9+   Loan and Security Agreement, dated November 18, 1994, by and between the Company and FINOVA Capital Corporation, as amended .................

        10.9+   Amendment to FINVOVA Loan and Security Agreement dated July 30,
                1997 ...........................................................................

        10.10+  Asset Purchase Agreement, dated June 24, 1998, among Invincible
                Technologies Acquisition Corporation, Invincible Technologies
                Corporation, and certain stockholders of Invincible Technologies
                Corporation named therein ......................................................

        11.1+   Statement re: Computation of Earnings Per Share ................................

        21.1    List of Subsidiaries ...........................................................

        23.1    Consent of KPMG LLP ............................................................

        23.2    Consent of Arthur Andersen LLP .................................................

        27.1    Financial Data Schedule ........................................................

----------

+       Previously filed