Form 10-Q
period 1999-10-31
PROCOM TECHNOLOGY INC
filed 1999-12-15
CIK 1025711

          (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended OCTOBER 31, 1999

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding in 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares of Common Stock, $.01 par value, outstanding on November 30, 1999, was 11,238,011.

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                     PROCOM TECHNOLOGY, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                          OCTOBER 31,        JULY 31,
                                                             1999              1999
                                                         ------------      ------------
                                                         (UNAUDITED)
Current assets:
  Cash ..............................................    $    962,000      $    227,000
  Short-term marketable securities, held to maturity.      18,816,000        22,206,000
  Accounts receivable, less allowance
    for doubtful accounts and sales
    returns of $2,270,000 and
    $2,461,000, respectively ........................       9,138,000         8,648,000
  Inventories, net ..................................       9,783,000         9,973,000
  Income tax receivable .............................       2,035,000         2,859,000
  Deferred income taxes .............................       1,560,000         1,833,000
  Prepaid expenses ..................................         491,000           515,000
  Other current assets ..............................         277,000           286,000
                                                         ------------      ------------
          Total current assets ......................      43,062,000        46,547,000
Property and equipment, net .........................       9,531,000         9,473,000
Other assets ........................................       1,023,000         1,068,000
                                                         ------------      ------------
          Total assets ..............................    $ 53,616,000      $ 57,088,000
                                                         ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Line of credit ....................................    $    254,000      $    254,000
  Accounts payable ..................................      10,029,000        10,812,000
  Accrued expenses and other current liabilities ....       1,471,000         2,059,000
  Accrued compensation ..............................         929,000         1,212,000
  Deferred service revenues .........................         707,000           844,000
  Income taxes payable ..............................              --            18,000
                                                         ------------      ------------
          Total current liabilities .................      13,390,000        15,302,000
                                                         ------------      ------------
  Loan payable ......................................       7,500,000         7,500,000
          Total liabilities .........................      20,890,000        22,802,000
                                                         ------------      ------------

Commitments and contingencies
Shareholders' equity:
  Preferred stock, $.01 par value;
    10,000,000 shares authorized, no
    shares issued and outstanding ..................               --                --
  Common stock, $.01 par value;
    65,000,000 shares authorized,
    11,228,041 and 11,238,011 shares
    issued and outstanding,
    respectively ....................................         112,000           112,000
  Additional paid in capital ........................      18,243,000        18,198,000
  Retained earnings .................................      14,415,000        15,991,000
  Accumulated other comprehensive
    income (loss) ...................................         (44,000)          (15,000)
                                                         ------------      ------------
          Total shareholders' equity ................      32,726,000        34,286,000
                                                         ------------      ------------
      Total liabilities and shareholders' equity ....    $ 53,616,000      $ 57,088,000
                                                         ============      ============


                  The accompanying notes are an integral part of these consolidated financial statements.

                     PROCOM TECHNOLOGY, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                    THREE MONTHS ENDED
                                              -----------------------------
                                               OCTOBER 31,      OCTOBER 31,
                                                  1999              1998
                                              ------------      -----------
                                               (UNAUDITED)       (UNAUDITED)
Net sales ...............................     $ 18,909,000      $30,401,000
Cost of sales ...........................       13,668,000       20,701,000
                                              ------------      -----------
     Gross profit .......................        5,241,000        9,700,000

Selling, general and administrative
  expenses ..............................        6,051,000        6,452,000
Research and development expenses .......        1,646,000        1,286,000
                                              ------------      -----------

     Operating income ...................       (2,456,000)       1,962,000

Other (income) expense
 Interest income ........................          286,000          325,000
 Interest (expense) .....................               --           (5,000)
                                              ------------      -----------

Income (loss) before income taxes .......       (2,170,000)       2,282,000
Provision (benefit) for income taxes ....         (594,000)         847,000
                                              ------------      -----------
     Net income (loss) ..................     $ (1,576,000)     $ 1,435,000
                                              ============      ===========

Net income (loss) per common share:
Basic ...................................     $      (0.14)     $      0.13
                                              ============      ===========
Diluted .................................     $      (0.14)     $      0.13
                                              ============      ===========

Weighted average number of common shares:
Basic ...................................       11,238,000       11,167,000
                                              ============      ===========
Diluted .................................       11,238,000       11,308,000
                                              ============      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     PROCOM TECHNOLOGY, INC. AND SUBSIDIARY

            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY

                                        COMMON STOCK                                                 ACCUMULATED
                                -----------------------------        PAID IN           RETAINED     COMPREHENSIVE
                                  SHARES            AMOUNT           CAPITAL           EARNINGS        INCOME           TOTAL
                                -----------      ------------      ------------      ------------   -------------    ------------
Balance at July 26, 1996 ....     9,000,000             3,000                --         5,133,000            --         5,136,000
  Comprehensive income:
  Net income ................            --                --                --         8,447,000            --         8,447,000
                                                                                                                     ------------
  Comprehensive income ......                                                                                           8,447,000
  Change in par value to
    $.01 per share ..........            --            87,000             3,000           (90,000)           --                --
  Public offering of
    2,000,000 shares ........      2,000,000           20,000        16,166,000                --            --        16,186,000
  Compensatory
    stock options ...........            --                --            35,000                --            --            35,000
  Exercise of employee
    stock options ...........        24,562                --            62,000                --            --            62,000
  Tax benefit from exer-
    cise of options .........            --                --           201,000                --            --           201,000
                                -----------      ------------      ------------      ------------      --------      ------------
Balance at July 31, 1997 ....    11,024,562           110,000        16,467,000        13,490,000            --        30,067,000
  Comprehensive income:
  Net income ................            --                --                --         5,376,000            --         5,376,000
  Foreign currency
    translation .............            --                --                --                --         3,000             3,000
                                                                                                                     ------------
  Comprehensive income ......                                                                                           5,379,000
  Exercise of employee
    stock options and
    related tax benefit .....        50,036             1,000           143,000                --            --           144,000
  Tax benefit from exer-
    cise of options .........            --                --           242,000                --            --           242,000
  Acquisition of
    Megabyte ................       104,144             1,000           899,000                --            --           900,000
                                -----------      ------------      ------------      ------------      --------      ------------
Balance at July 31, 1998 ....    11,178,742      $    112,000      $ 17,751,000      $ 18,866,000      $  3,000      $ 36,732,000
  Comprehensive loss:
  Net loss ..................            --                --                --        (2,875,000)           --        (2,875,000)
  Foreign currency
    translation .............            --                --                --                --       (18,000)          (18,000)
                                                                                                                     ------------
  Comprehensive loss ........                                                                                          (2,893,000)
  Exercise of employee
    stock options and
    related tax benefit .....        41,013                --           152,000                --            --           152,000
  Issuance of stock
    to employees ............         5,531                --            39,000                --            --            39,000
  Tax benefit from exer-
    cise of options .........            --                --            71,000                --            --            71,000
  Stock repurchases .........       (77,845)           (1,000)         (400,000)               --            --          (401,000)
  Acquisitions ..............        79,600             1,000           585,000                --            --           586,000
                                -----------      ------------      ------------      ------------      --------      ------------
Balance at July 31, 1999 ....    11,227,041      $    112,000      $ 18,198,000      $ 15,991,000      $(15,000)     $ 34,286,000
  Comprehensive loss:
  Net loss ..................            --                --                --        (1,576,000)           --        (1,576,000)
  Foreign currency
    translation .............            --                --                --                --       (29,000)          (29,000)
                                                                                                                     ------------
  Comprehensive loss ........                                                                                          (1,605,000)
  Exercise of employee
    stock options and
    related tax benefit .....        10,970                --            45,000                --            --            45,000
                                -----------      ------------      ------------      ------------      --------      ------------
Balance at October 31, 1999..    11,238,011      $    112,000      $ 18,243,000      $ 14,415,000      $(44,000)     $ 32,726,000
                                ===========      ============      ============      ============      ========      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     PROCOM TECHNOLOGY, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                THREE MONTHS ENDED
                                                          ------------------------------
                                                          OCTOBER 31,       OCTOBER 31,
                                                              1999              1998
                                                          ------------      ------------
                                                          (UNAUDITED)       (UNAUDITED)
Cash flows from operating activities:
  Net income (loss) .................................     $ (1,576,000)     $  1,435,000
    Adjustments to reconcile net income (loss) to net
      cash (used) provided by operating activities:
    Depreciation and amortization ...................          226,000           286,000
    Changes in assets and liabilities:
         Accounts receivable ........................         (490,000)          850,000
         Inventories ................................          190,000           472,000
         Deferred income taxes ......................        1,097,000                --
         Prepaid expenses ...........................           24,000            96,000
         Other current assets .......................            9,000           (13,000)
         Other assets ...............................            2,000            59,000
         Accounts payable ...........................         (783,000)       (1,320,000)
         Accrued expenses ...........................       (1,534,000)         (330,000)
         Accrued compensation .......................         (284,000)         (538,000)
         Deferred service revenue ...................          707,000           173,000
         Income taxes payable .......................          (18,000)          (61,000)
                                                          ------------      ------------
             Net cash (used) provided by
               operating activities .................       (2,430,000)        1,109,000
                                                          ------------      ------------
Cash flows from investing activities:
  Investments in short-term marketable securities ...       (7,028,000)               --
  Purchase of property and equipment ................         (241,000)         (106,000)
                                                          ------------      ------------
             Net cash used by
               investing activities .................       (7,269,000)         (106,000)
                                                          ------------      ------------
Cash flows from financing activities:
  Borrowings on line of credit ......................               --           108,000
  Repurchases of common stock .......................               --           (92,000)
  Stock options, exercises, and
    related tax benefits ............................           45,000            18,000
                                                          ------------      ------------
             Net cash provided by
               (used in) financing
               activities ...........................           45,000            34,000
    Effect of exchange rate changes .................          (29,000)           26,000
                                                          ------------      ------------
    Increase (decrease) in cash .....................       (9,683,000)        1,063,000
Cash and cash equivalents at beginning of period ....       22,433,000        23,362,000
                                                          ------------      ------------
Cash and cash equivalents at end of period ..........     $ 12,750,000      $ 24,425,000
                                                          ============      ============
   Supplemental disclosures of cash flow information:
     Cash paid (received) during the periods for:
      Interest ......................................     $         --      $         --
      Income taxes ..................................     $ (1,097,000)     $    900,000


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     PROCOM TECHNOLOGY, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                      OCTOBER 31, 1999 AND OCTOBER 31, 1998

NOTE 1.  GENERAL

The accompanying financial information is unaudited, but in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position of Procom Technology, Inc. and its consolidated subsidiaries (the "Company") as of the dates indicated and the results of operations for the periods then ended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While the Company believes that the disclosures are adequate to make the information presented not misleading, the financial information should be read in conjunction with the audited financial statements, and notes thereto for the three years ended July 31, 1999 included in the Company's Report on Form 10-K for fiscal 1999. Results for the interim period are not necessarily indicative of the results for the entire year.

NOTE 2.   EARNINGS PER SHARE.

Net income (loss) per share has been computed using the weighted average number of shares outstanding during the periods presented. For the periods presented, basic net income per share was based on the weighted average number of shares of common stock outstanding during the period. For the same periods, diluted net income per share further included the effect of dilutive stock options (computed using the treasury stock method) outstanding during the periods where the Company realized net income, while no dilution is computed for periods where the Company realized a net loss. The following table sets forth the effects of such dilution for each period presented.

                                                    Quarter Ended October 31,
                                                  -----------------------------
                                                     1999               1998
                                                  ----------         ----------
Weighted average shares outstanding               11,238,000         11,167,000
Dilutive effect of stock options                          --(A)         141,000
                                                  ----------         ----------
    Total                                         11,238,000         11,308,000
                                                  ==========         ==========

(A) Except for the net loss in the quarter ended October 31, 1999, approximately 604,000 shares would have been included in the computation of weighted average shares outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

OVERVIEW

    This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements are often identified with terms such as "expects", "believes", "intends", and the like. Such forward-looking statements include, but are not limited to, comments regarding the Company's revenue, revenue mix, product pricing, gross margins, increased promotional, advertising and research and development spending, and the expanded marketing efforts of the Company. Actual results could differ materially from those projected in the forward-looking statements as a result of important factors including, without limitation, competitive product introductions, price competition, any failure or delay in the Company's ability to develop and introduce new products, the failure of any significant customer, adverse economic conditions generally and other factors set forth in the Company's filings with the Securities and Exchange Commission.

    The Company was formed in 1987, and historically, has been a manufacturer and reseller of data storage systems distributed through a world-wide network of distributors, VARs and computer stores and primarily used by Fortune 500 and mid-sized business enterprises, governmental agencies and educational institutions. In the last two years, the Company has significantly increased its focus on the development and sale of network attached storage appliances ("NAS"), which provide for more efficient service of data through simplified data management with improved network performance at lower overall costs. The Company has continued to develop more complex NAS products, and expects to continue to develop, market and ship an increasing percentage of NAS products in future periods. In early December 1999, the Company executed an OEM agreement with Hewlett-Packard Company ("HP"), under which the Company will supply a customized version of its mid-range NAS Filer hardware and software currently under development. Under the agreement, which has a five year term, and which has no minimum quantity commitments, the Company expects that HP will market and support the NAS appliances through its network of computer resellers. The Company currently anticipates that it will commence shipments under the agreement in calendar year 2000.

    During the year ended July 31, 1998, the Company acquired two entities who had distributed or sold storage application products: Megabyte Computerhandels AG, a Munich, Germany based distributor of high end computer storage products ("Megabyte"), and Invincible Technologies Corp., a Massachusetts based reseller of high end storage application products ("Invincible"). In the year ended July 31, 1999, the Company also acquired two European distributors, one in Italy and one in Switzerland.

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

                                                           THREE MONTHS ENDED
                                                      ----------------------------
                                                      OCTOBER 31,      OCTOBER 31,
                                                          1999            1998
                                                      -----------      -----------
                                                      (UNAUDITED)      (UNAUDITED)
          Net sales ..............................       100.0%           100.0%
          Cost of sales ..........................        72.3             68.1
                                                         -----            -----
            Gross profit .........................        27.7             31.9
          Selling, general and administrative
            expenses .............................        32.0             21.2
          Research and development expenses ......         8.7              4.2
                                                         -----            -----
            Operating income (loss) ..............       (13.0)             6.5
          Interest income and (expense), net......         1.5              1.0
                                                         -----            -----
            Income (loss) before income
              taxes ..............................       (11.5)             7.5
          Provision (benefit) for income
            taxes ................................        (3.1)             2.8
                                                         -----            -----
            Net income (loss) ....................        (8.4)%            4.7%
                                                         =====            =====

QUARTER ENDED OCTOBER 31, 1999 COMPARED TO QUARTER ENDED OCTOBER 31, 1998

    Net Sales

    Net sales decreased 37.8% from $30.4 million for the quarter ended October 31, 1998 to $18.9 million for the quarter ended October 31, 1999, and declined 22.0% compared to net sales of $24.2 million for the most recent quarter ended July 31, 1999. The decrease in sales for the same quarter one year ago was due primarily to a significant decrease in sales of CD servers and arrays during the quarter ended October 31, 1999 as well as reduced industry wide demand for the Company's disk drive upgrade subsystems for desktop computers, combined with the effect of significant price erosion which has continued to occur in the disk drive industry. The reduction from sales for the previous quarter was primarily due to a significant decrease in sales of CD servers and arrays and reduced demand for disk drive upgrade solutions. During the quarter ended October 31, 1999, the Company identified certain products, primarily third party high capacity storage and software products, that no longer contribute to the Company's future plans for NAS storage solutions, and reductions in sales of those products was a significant factor in the reduced sales in that quarter. The Company expects to see a continued weakness in the demand for its upgrade disk drive storage products and CD-ROM products throughout the balance of fiscal 2000. For the quarter ended October 31, 1999, sales of the Company's Network Attached Storage (NAS) Products, which comprise certain CD servers/disk drive combinations and arrays and disk based NAS systems, comprised approximately $2.6 million, or approximately 14% of net sales. International sales decreased, although the Company saw a larger portion of its net sales come from Europe, where its recent acquisitions are headquartered. International sales decreased from $7.9 million, or approximately 26.2% of net sales, in the quarter ended October 31, 1998 to $7.7 million, or approximately 40.9% of net sales, for the quarter ended

October 31, 1999 due primarily to the inclusion of the revenues of Megabyte, Pera and Gigatek and the reduced US sales of Procom's CD servers and arrays.

    Gross Profit

    The Company's gross margins decreased from 31.9% of net sales for the quarter ended October 31, 1998 to 27.7% of net sales for the quarter ended October 31, 1999. These decreases were primarily the result of the inclusion of the revenues of Megabyte and Gigatek, which have historically experienced lower margins, and to a lesser extent, reductions in sales of CD servers and arrays, which have historically experienced higher margins. The Company anticipates that it will continue to experience lower gross margins until it ships significant quantities of NAS products, if those NAS products generate higher than average gross margins.

    Selling, General and Administrative Expenses

    Selling, general and administrative expenses decreased from $6.5 million, or 21.2% of net sales for the quarter ended October 31, 1998 to $6.1 million, or 32.0% of net sales for the quarter ended October 31, 1999. The dollar decrease in selling, general and administrative expenses for the first quarter of fiscal 1999 compared to the same quarter in fiscal 1998 was primarily due to increased co-operative advertising costs, increased personnel and related costs necessary to support the Company's operating plans, and the administrative costs of the Company's recent acquisitions, offset by significant reductions in advertising costs and sales commissions, due to the reduction in net sales, and reduced legal expenses as the Company concluded litigation in fiscal 1999. The Company anticipates that the dollar amount of its selling, general and administrative expenses will increase as the Company expands its efforts to penetrate certain sales channels and regions, makes strategic acquisitions, and continues to strengthen and upgrade its existing management information and telecommunications systems.

    Research and Development

    Research and development expenses increased from $1.3 million, or 4.2% of net sales for the quarter ended October 31, 1999, to $1.6 million, or 8.7% of net sales for the quarter ended October 31, 1999. The increases were primarily due to continued increases in additional hardware developers and software programmers to develop additional NAS products and enhance existing product features. The Company anticipates that the dollar amount of its research and development expenses will continue to increase, and also may increase as a percentage of net sales, with the expected addition of dedicated engineering resources to develop new product categories. These additions are being made to increase the likelihood that the Company's products will be compatible with a wide range of hardware platforms and network topologies and to further develop NetFORCE NAS products, the Company's proprietary client/server management storage architecture. In addition, the Company intends to continue to update software drivers to ensure that the Company's CD servers and arrays function with a variety of hardware platforms and network operating systems.

    Interest Income and Expense

     During each of the quarters ended October 31, 1998 and 1999, the Company invested its available cash in investment grade commercial paper with maturities of less than 180 days. Because the Company's investable cash position decreased somewhat in the current quarter compared to the same period one year ago, net interest income decreased slightly in the current quarter to $286,000 from $325,000 for the same period one year ago. Interest expense in fiscal 1999 includes relatively small amounts of interest paid on lines of credits maintained by the Company's foreign subsidiaries.

    Income Taxes

    The Company's effective tax benefit and tax rates for the first quarter of fiscal 1999 and fiscal 1998 were (27.4%) and 37.1%, respectively. In the quarter ending October 31, 1999, the tax benefit rate was lower than the combined federal and state statutory rates due to operational losses at the Company's European subsidiaries, where no benefit is recorded, as well as reduced benefits from the loss of the California net operating loss deduction for losses occasioned in that state. The fiscal 1998 rate of 37.1%, which approximate the federal and state statutory rates with modest reductions for benefits resulting from the Company's use of its foreign sales corporation ("FSC") and benefits accruing from the increases in research and development activity, causing increased research and development credits.

General Comments

    The Company's results of operations have in the past varied significantly and are likely in the future to vary significantly as a result of a number of factors, including the mix of products sold, the volume and timing of orders received during the period, the timing of new product introductions by the Company and its competitors, product line maturation, the impact of price competition on the Company's average selling prices, the availability and pricing of components for the Company's products, changes in distribution channel mix and product returns or price protection charges from customers. Many of these factors are beyond the Company's control. Although the Company experienced growth in sales in some previous periods, there can be no assurance that the Company will experience growth in the future or be profitable on an operating basis in any future period. In addition, due to the short product life cycles that characterize the Company's markets, a significant percentage of the Company's sales each quarter may result from new products or product enhancements introduced in that quarter. Since the Company relies on new products and product enhancements for a significant percentage of sales, failure to continue to develop and introduce new products and product enhancements or failure of these products or product enhancements to achieve market acceptance could have a material adverse effect on the Company's business, financial condition and results of operations. Historically, as the Company has planned and implemented new products, it has experienced unexpected reductions in sales and gross profit of older generation products as customers have anticipated new products. These reductions have in the past given and could continue to give rise to charges for obsolete or excess inventory, returns of older generation products by computer resellers, VARs and distributors or substantial price protection charges. From time to time, the Company has experienced and may in the future experience inventory obsolescence resulting from the unexpected discontinuance of third party components, such as disk drives, included in the Company's products. To the extent the Company is unsuccessful in managing product transitions, the Company may experience a material adverse effect on the Company's business, financial condition and results of operations.

    The Company also has seen significant reduced demand and revenues for its CD servers and some notebook upgrade disk drive products during the quarter ended October 31, 1999, and is currently analyzing the market demands and opportunities for those products in the future while transitioning existing users to more complex information access solutions such as CD-FORCE and the Company's NAS solutions.

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

LIQUIDITY AND CAPITAL RESOURCES

    In November 1994, the Company instituted a revolving line of credit with Finova Capital ("Finova"). The facility was amended in November 1996 to provide the Company with up to $20.0 million in working capital loans, based upon the Company's accounts receivable and inventory levels. The line of credit accrues certain commitment fees, unused facility fees and interest on outstanding amounts at the lender's prime rate (8.0% at October 31, 1999) plus 1.5%. Finova also makes available to the Company various flooring commitments pursuant to which the Company may finance the purchase of up to $13.0 million in inventory (less any amounts outstanding in working capital loans) from certain of the Company's vendors who have credit arrangements with Finova. As of October 31, 1999, there was no balance outstanding under the credit facility, and $1.5 million outstanding under the flooring arrangements. The agreement governing the credit facility requires the Company to maintain certain financial covenants (including the maintenance of working capital of at least $500,000), minimum levels of tangible net worth and minimum levels of liquidity. As of October 31, 1999, the Company was in compliance with the covenants of the Finova line of credit. The initial term of the line of credit expired on November 29, 1997, but automatically renews for successive one year periods unless terminated by either party within a specified period in advance of the automatic renewal date.

    During the quarter ended April 30, 1999, the Company closed a collateralized line of credit to finance the acquisition of land intended for the Company's long term corporate headquarters in Irvine, California. The line is for a total of $7,500,000, for 18 months, and accrues interest at 6.125%. Approximately $10,000,000 of the Company's short term cash is pledged as security for repayment of the line of credit. In addition, the Company maintains a small line of credit for Megabyte's and Gigatek's cash management needs.

    Subsequent to July 31, 1998, the Company's Board of Directors approved an open market stock repurchase program. Pursuant to the program, the Company is authorized to effect repurchases of up to $2 million in shares of its common stock. The Company expects that it will make such repurchases from time to time, when it determines that such repurchases are the best available use of the Company's available cash, given the price of the Company's stock and the interest income the Company would otherwise earn on the Company's available cash. The Company intends to make any repurchases subject to an ongoing buyback program, and currently does not intend to repurchase more shares than the number of shares which are issued pursuant to employee stock option exercises or other employee stock purchase programs. During the quarter ended October 31, 1999, the Company made no repurchases. The Company intends to continue to make repurchases under the plan as long as the price of the shares purchased represents an attractive use of the Company's cash.

    The Company has recently purchased an 8.5 acre parcel of land in Irvine, California, where it is developing a corporate headquarters facility, which the Company expects will be ready for occupancy in the year 2000. The cost of the land, together with the currently estimated cost to construct the facility, would approximate $14-15 million. The Company is considering various development and financing options, and believes that it will have the capital resources available to it to finance and complete the building.

    As of October 31, 1999, the Company had cash and restricted cash balances of $19.8 million and $18.5 million of availability under its line of credit. The Company believes that these cash balances and available credit under its existing lines of credit will be sufficient to meet anticipated cash requirements for at least the next twelve months. The Company will continue to acquire fixed assets and make expenditures to support its growth. In addition, in fiscal 1998, the Company completed two acquisitions utilizing its own cash and common stock, and in the quarter ended April 30, 1999, the Company completed two additional acquisitions utilizing its own cash and common stock. The Company has made cash advances to continue the operations of the entities acquired during fiscal 1998 and during this quarter, of approximately $5 million. Additional advances may be necessary in the future in order to continue the orderly operation of the entities acquired. The Company has had discussions concerning potential acquisitions with various businesses which have or offer products and technologies that are complementary to those of the Company. The Company may acquire additional businesses in the future. There can be no assurance that any such potential acquisitions could or will be completed. In the event the Company's plans, including the development of the corporate headquarters or the funds expended in the stock buyback program, require more capital than is presently anticipated, the Company's remaining cash balances may be consumed and additional sources of liquidity such as debt or equity financings may be required to meet working capital needs. There can be no assurance that additional capital beyond the amounts currently forecast by the Company will not be required nor that any such required additional capital will be available on reasonable terms, if at all, at such time or times as required by the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

INTEREST RATE RISK

    The Company's exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income the Company can earn on its investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company invests in high-credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company ensures the safety and preservation of its invested principal funds by limiting default risk, market risk and reinvestment risk. The Company mitigates default risk by investing in safe and high-credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. Because the Company intends to hold all of its portfolio investments to maturity, and those maturities are less than 90 days from the balance sheet date, the carrying value of the portfolio approximates the market value, and the average annualized yield on the portfolio is, at October 31, 1999, 5.7%.

FOREIGN CURRENCY EXCHANGE RISK

    The Company transacts business in various foreign countries, and has significant assets deployed outside the United States in Europe, primarily Germany. The Company has effected intercompany advances and sold goods to Megabyte and its Swiss and Italian subsidiaries denominated in U.S. dollars, and those amounts are subject to currency fluctuation, and require constant revaluation on the Company's financial statements. The Company does not operate a hedging program to mitigate the effect of a significant rapid change in the value of the German mark compared to the U.S. dollar. If such a change did occur, the Company would have to take into account a currency exchange gain or loss in the amount of the change in the U.S. dollar denominated balance of the amounts outstanding at the time of such change. While the Company does not believe such a gain or loss is likely, and would not likely be material, there can be no assurance that such a loss would not have a material adverse effect on the Company's results of operations or financial condition. At October 31, 1999, the Company had U.S. dollar denominated advances and open trade accounts to its European subsidiaries of $4.1 million.

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

    The Company has identified Year 2000 dependencies in its primary accounting software, and other systems, equipment, and processes and has implemented changes to such systems, updating or replacing such equipment, and modifying such processes to make them Year 2000 compliant. The Company is now assessing its internal Year 2000 issues and is in the process of remediation of the critical systems. The Company believes the Company's current accounting software systems appear are now Year 2000 compliant. The Company has completed formal communications with many of its significant suppliers and financial institutions to evaluate their Year 2000 compliance plans and state of readiness and to determine whether any Year 2000 issues will impede the ability of such suppliers to continue to provide goods and services to the Company. As a general matter, the Company is vulnerable to any failure by its key suppliers to remedy their own Year 2000 issues, which could delay shipments of essential components, thereby disrupting or halting the Company's manufacturing operations. Further, the Company also relies, both domestically and internationally, upon governmental agencies, utility companies, telecommunication service companies and other service providers outside of the Company's control. There is no assurance that such suppliers, governmental agencies, financial institutions, or other third parties will not suffer business disruption caused by a Year 2000 issue, and there is little practical opportunity for the Company to test or require Year 2000 compliance from many of those large agencies, companies or providers. Such failures could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, the Company is communicating with its large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues.

     The Company anticipates that its internal systems, equipment and processes will be substantially Year 2000 compliant. A formal budget has not been established, and the cost to the Company of achieving Year 2000 compliance is evolving; however, it is not currently expected to have a material effect on the Company's financial condition or results of operations. The Company has to date spent approximately $200,000 to upgrade computer hardware, and approximately $50,000 to upgrade the Company's accounting software, to ensure Year 2000 compliance, and the amounts will be capitalized and depreciated over the useful life of the asset, expected to be 3 years. The Company anticipates that the cost of Year 2000 compliant software (including the upgraded accounting software noted above) and hardware could exceed $.3 million, and is not likely to exceed $.5 million, (excluding the costs of the Year 2000 compliance problems associated with the Company's vendors, customers, financial institutions and government agencies noted above) although the Company believes that a significant amount of the total expenditures would be capitalized and depreciated over the useful life of the applicable asset, such as computer hardware or software replaced to keep pace with technological advances. The Company's Year 2000 compliance charges have been paid from existing Company working capital, and that the total Year 2000 compliance budget is approximately 50% of the Company's total IT expenditures. While the Company has developed, and is continually assessing, contingency plans for various occurrences and business risks, it has not developed a specific Year 2000 failure contingency plan. The Company does not expect that its customers will "stockpile" the Company's products in anticipation of a Year 2000 disaster, nor does the Company intend to "stockpile" components or inventory from its vendors. While the Company currently expects that the Year 2000 issue will not pose significant internal operational problems, delays in the Company's final efforts, or a failure to fully identify all Year 2000 dependencies in the systems, equipment or processes of the Company or its vendors, customers or financial institutions or the Company's failure to have adequately planned for such events, could have material adverse consequences, including delays in the manufacture, delivery or sale of products.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

    The Company is from time to time involved in litigation related to its ordinary operations, such as collection actions and vendor disputes. The Company does not believe that the resolution of any such existing claim or lawsuit will have a material adverse affect on the Company's business, results of operations or financial condition.

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

    (b) Reports on Form 8-K. None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, County of Orange, State of California, on the 15th day of December, 1999.

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

           SIGNATURE                             TITLE                           DATE
           ---------                             -----                           ----

    /s/      Alex Razmjoo        Chairman of the Board, President and     December 15, 1999
------------------------------   Chief Executive Officer (Principal
             Alex Razmjoo        Executive Officer)


    /s/       Alex Aydin         Executive Vice President, Finance and    December 15, 1999
------------------------------   Administration (Principal Financial
              Alex Aydin         Officer)


    /s/     Frederick Judd       Vice President, Finance and General      December 15, 1999
------------------------------   Counsel (Principal Accounting Officer)
            Frederick Judd

                                INDEX TO EXHIBITS

                                                                                                                   SEQUENTIALLY
 EXHIBIT                                                                                                              NUMBER
 NUMBER                                   DESCRIPTION                                                                  PAGE
 -------                                  -----------                                                              -----------
   3.1+     Amended and Restated Articles of Incorporation of the Company.......................................
   3.2+     Amended and Restated Bylaws of the Company..........................................................
  10.1+     Form of Indemnity Agreement between the Company and each of its executive officers and directors....
  10.2+     Form of Amended and Restated Procom Technology, Inc. 1995 Stock Option Plan.........................
  10.3+     Amended and Restated Executive Employment Agreement, dated as of October 28, 1996, between the
            Company and Alex Razmjoo............................................................................
  10.4+     Amended and Restated Executive Employment Agreement, dated as of October 28, 1996, between the
            Company and Frank Alaghband.........................................................................
  10.5+     Amended and Restated Executive Employment Agreement, dated as of October 28, 1996, between the
            Company and Alex Aydin..............................................................................
  10.6+     Amended and Restated Executive Employment Agreement, dated as of October 28, 1996, between the
            Company and Nick Shahrestany........................................................................
  10.7+     Form of Registration Rights Agreement...............................................................
  10.8+     Lease, dated February 10, 1992, between 2181 Dupont Associates and the Company, as amended..........
  10.9+     Loan and Security Agreement, dated November 18, 1994, by and between the Company and FINOVA Capital
            Corporation, as amended.............................................................................
  10.10+    Asset Purchase Agreement, dated June 24, 1998 among Invincible Technologies Corporation, Invincible
            Technologies Acquisition Corporation, and certain stockholders of Invincible Technologies
            Corporation named therein...........................................................................
  10.11     Lease, dated November 9, 1998, between Arden Realty Limited Partnership and the Company, as amended.
  11.1+     Statement re: Computation of Earnings Per Share.....................................................
  21.1+     List of Subsidiaries................................................................................
  27.1      Financial Data Schedule.............................................................................

----------

+  Previously filed