Form 10-Q
period 2000-01-31
PROCOM TECHNOLOGY INC
filed 2000-03-13
CIK 1025711

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2000

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

         The number of shares of Common Stock, $.01 par value, outstanding on February 29, 2000, was 11,399,227.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. Financial Statements.

              PROCOM TECHNOLOGY, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                             JANUARY 31,           JULY 31,
                                                                2000                 1999
                                                            ------------         ------------
                                                             (UNAUDITED)           (AUDITED)
Current assets:
  Cash .............................................        $  1,600,000         $    227,000
  Short-term marketable securities, held to maturity          18,132,000           22,206,000
  Accounts receivable, less allowance
    for doubtful accounts and sales
    returns of $2,427,000 and
    $2,461,000, respectively .......................           5,633,000            8,648,000
  Inventories, net .................................          10,309,000            9,973,000
  Income tax receivable ............................           4,144,000            2,859,000
  Deferred income taxes ............................           1,293,000            1,833,000
  Prepaid expenses .................................             722,000              515,000
  Other current assets .............................             283,000              286,000
                                                            ------------         ------------
          Total current assets .....................          42,116,000           46,547,000
Property and equipment, net ........................          10,237,000            9,473,000
Other assets .......................................             987,000            1,068,000
                                                            ------------         ------------
          Total assets .............................        $ 53,340,000         $ 57,088,000
                                                            ============         ============



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Line of credit ...................................        $    139,000         $    254,000
  Accounts payable .................................           9,372,000           10,812,000
  Accrued expenses and other current liabilities ...           2,969,000            2,162,000
  Accrued compensation .............................           1,231,000            1,212,000
  Deferred service revenues ........................             513,000              844,000
  Income taxes payable .............................                  --               18,000
  Current portion of long-term debt.................           8,500,000                   --
                                                            ------------         ------------
          Total current liabilities ................          22,724,000           15,302,000
                                                            ------------         ------------
  Loan payable .....................................                  --            7,500,000
          Total liabilities ........................          22,724,000           22,802,000
                                                            ------------         ------------

Commitments and contingencies Shareholders' equity:
  Preferred stock, $.01 par value;
    10,000,000 shares authorized, no
    shares issued and outstanding ..................                  --                   --
  Common stock, $.01 par value;
    65,000,000 shares authorized,
    11,398,227 and 11,227,041, shares
    issued and outstanding,
    respectively ...................................             114,000              112,000
  Additional paid in capital .......................          18,924,000           18,198,000
  Retained earnings ................................          11,734,000           15,991,000
  Accumulated other comprehensive loss..............            (156,000)             (15,000)
                                                            ------------         ------------
          Total shareholders' equity ...............          30,616,000           34,286,000
                                                            ------------         ------------
      Total liabilities and shareholders' equity ...        $ 53,340,000         $ 57,088,000
                                                            ============         ============

                 The accompanying notes are an integral part of
                  these consolidated condensed balance sheets.

              PROCOM TECHNOLOGY, INC. AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                               QUARTERS ENDED                      SIX MONTHS ENDED
                                         -----------------------------      ------------------------------
                                         JANUARY 31,       JANUARY 31,       JANUARY 31,      JANUARY 31,
                                             2000             1999              2000             1999
                                        ------------      ------------      ------------      ------------
                                         (UNAUDITED)       (UNAUDITED)       (UNAUDITED)       (UNAUDITED)
                                                            (RESTATED)                          (RESTATED)
Net sales .........................     $ 16,327,000      $ 23,929,000      $ 35,236,000      $ 54,330,000
Cost of sales .....................       12,521,000        16,534,000        26,189,000        37,235,000
                                        ------------      ------------      ------------      ------------
     Gross profit .................        3,806,000         7,395,000         9,047,000        17,095,000

Selling, general and administrative
  expenses ........................        6,209,000         6,497,000        12,260,000        12,949,000
Research and development expenses .        1,742,000         1,280,000         3,387,000         2,565,000
                                        ------------      ------------      ------------      ------------
     Operating income (loss).......       (4,145,000)         (382,000)       (6,600,000)        1,581,000

Other (income) expense
 Interest income ..................          280,000           341,000           566,000           666,000
 Interest (expense) ...............           (7,000)          (24,000)           (8,000)          (30,000)
                                        ------------      ------------      ------------      ------------

Income (loss) before income taxes..       (3,872,000)          (65,000)       (6,042,000)        2,217,000
Provision (benefit) for
  income taxes ....................       (1,191,000)          (82,000)       (1,785,000)          765,000
                                        ------------      ------------      ------------      ------------
     Net income (loss).............     $ (2,681,000)     $     17,000      $ (4,257,000)     $  1,452,000
                                        ============      ============      ============      ============

Net income (loss) per share:
 Basic ............................     $      (0.24)     $       0.00      $      (0.38)     $       0.13
                                        ============      ============      ============      ============
 Diluted ..........................     $      (0.24)     $       0.00      $      (0.38)     $       0.13
                                        ============      ============      ============      ============

Shares used in per share computation:
 Basic ............................       11,295,000        11,258,000        11,262,000        11,244,000
                                        ============      ============      ============      ============
 Diluted ..........................       11,295,000        11,736,000        11,262,000        11,562,000
                                        ============      ============      ============      ============

                 The accompanying notes are an integral part of
               these consolidated condensed financial statements.

                     PROCOM TECHNOLOGY, INC. AND SUBSIDIARY

            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY

                                    COMMON STOCK                                          ACCUM. OTHER
                               ------------------------      PAID IN         RETAINED     COMPREHENSIVE
                                  SHARES        AMOUNT       CAPITAL         EARNINGS     INCOME (LOSS)      TOTAL
                               -----------    ---------    ------------    ------------   -------------  ------------
Balance at July 26, 1996 ...     9,000,000    $   3,000    $         --    $  5,133,000    $      --    $  5,136,000
  Comprehensive income:
  Net income ...............            --           --              --       8,447,000           --       8,447,000
                                                                                                        ------------
  Comprehensive income .....                                                                               8,447,000
  Change in par value to
    $.01 per share .........            --       87,000           3,000         (90,000)          --              --
  Public offering of
    2,000,000 shares .......     2,000,000       20,000      16,166,000              --           --      16,186,000
  Compensatory stock options            --           --          35,000              --           --          35,000
  Exercise of employee
    stock options ..........        24,562           --          62,000              --           --          62,000
  Tax benefit from exercise
    of stock options .......            --           --         201,000              --           --         201,000
                               -----------    ---------    ------------    ------------    ---------    ------------
Balance at July 31, 1997 ...    11,024,562      110,000      16,467,000      13,490,000           --      30,067,000

  Comprehensive income:

  Net income ...............            --           --              --       5,376,000           --       5,376,000
  Foreign currency
    translation ............            --           --              --              --        3,000           3,000
  Comprehensive income .....                                                                               5,379,000
                                                                                                         -----------
  Exercise of employee
    stock options and
    related tax benefit ....        50,036        1,000         143,000              --           --         144,000

  Tax benefit from exercise
    of stock options .......            --           --         242,000              --           --         242,000

  Acquisition of Megabyte ..       104,144        1,000         899,000              --           --         900,000
                               -----------    ---------    ------------    ------------    ---------    ------------
Balance at July 31, 1998 ...    11,178,742    $ 112,000    $ 17,751,000    $ 18,866,000    $   3,000    $ 36,732,000
  Comprehensive loss:
  Net loss .................            --           --              --      (2,875,000)          --      (2,875,000)
  Foreign currency
    translation ............            --           --              --              --      (18,000)        (18,000)
                                                                                                        ------------
  Comprehensive loss .......                                                                              (2,893,000)
  Exercise of employee
    stock options and
    related tax benefit ....        41,013           --         152,000              --           --         152,000

  Issuance of stock
    to employees ...........         5,531           --          39,000              --           --          39,000
  Tax benefit from exercise
    of stock options........            --           --          71,000              --           --          71,000
  Stock repurchases ........       (77,845)      (1,000)       (400,000)             --           --        (401,000)
  Acquisitions .............        79,600        1,000         585,000              --           --         586,000
                               -----------    ---------    ------------    ------------    ---------    ------------
Balance at July 31, 1999 ...    11,227,041    $ 112,000    $ 18,198,000    $ 15,991,000    $ (15,000)   $ 34,286,000

  Comprehensive loss:
  Net loss .................            --           --              --      (4,257,000)          --      (4,257,000)
  Foreign currency
    translation ............            --           --              --              --     (141,000)       (141,000)
                                                                                                        ------------
  Comprehensive loss .......                                                                              (4,398,000)
  Exercise of employee
    stock options and
    related tax benefit ....       153,810        2,000         584,000              --           --         586,000
  Issuance of stock
    to employees ...........        17,329           --         142,000              --           --         142,000
                               -----------    ---------    ------------    ------------    ---------    ------------
Balance at January 31, 2000     11,398,227    $ 114,000    $ 18,924,000    $ 11,734,000    $(156,000)   $ 30,616,000
                               ===========    =========    ============    ============    =========    ============

                 The accompanying notes are an integral part of
               these consolidated condensed financial statements.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                  SIX MONTHS ENDED
                                                          ---------------------------------
                                                           JANUARY 31,          JANUARY 31,
                                                              2000                 1999
                                                          ------------         ------------
                                                           (UNAUDITED)          (UNAUDITED)
                                                                                 (RESTATED)
Cash flows from operating activities:
  Net income .....................................        $ (4,257,000)        $  1,452,000
    Adjustments to reconcile net
      income to net cash
      provided by (used in)
      operating activities:
    Depreciation and amortization ................             449,000              617,000
    Changes in assets and liabilities:
         Accounts receivable .....................           3,015,000            2,466,000
         Inventories .............................            (336,000)           1,321,000
         Deferred income taxes and income tax
           receivable.............................            (745,000)              25,000
         Prepaid expenses ........................            (207,000)            (682,000)
         Other current assets ....................               3,000              (28,000)
         Other assets ............................             (25,000)             (37,000)
         Accounts payable ........................          (1,440,000)          (2,938,000)
         Accrued expenses ........................             807,000             (370,000)
         Accrued compensation ....................              19,000             (237,000)
         Deferred service revenue ................            (331,000)             461,000
         Income taxes payable ....................             (18,000)            (824,000)
                                                          ------------         ------------
            Net cash provided (used)
             by operating activities .............          (3,066,000)           1,226,000
                                                          ------------         ------------
Cash flows from investing activities:
  Acquisitions, net of cash acquired .............                  --              149,000
  Purchase of property and equipment .............          (1,107,000)            (609,000)
                                                          ------------         ------------
             Net cash provided by
               Investing activities ..............          (1,107,000)            (460,000)
                                                          ------------         ------------

Cash flows from financing activities:
  Loan payable....................................           1,000,000                   --
  Borrowings on line of credit ...................                  --               41,000
  Payments made on line of credit ................            (115,000)                  --
  Repurchases of common stock ....................                  --              (92,000)
  Issuance of common stock .......................             142,000                1,000
  Stock option exercises..........................             586,000              141,000
                                                          ------------         ------------
            Net cash provided by
              (used in) financing
              activities .........................           1,613,000               91,000
                                                          ------------         ------------
    Effect of exchange rate changes ..............            (141,000)             (22,000)
                                                                               ------------
    Increase (decrease) in cash ..................          (2,701,000)             835,000
                                                          ------------         ------------
Cash and marketable commercial paper at
  beginning of period ............................          22,433,000           23,362,000
                                                          ------------         ------------
Cash and marketable commercial paper at
  end of period ..................................        $ 19,732,000         $ 24,197,000
                                                          ============         ============

Supplemental disclosures of cash flow information:
  Cash paid during the periods for:

    Interest .....................................        $      8,000         $     30,000
    Income taxes paid (refunded)..................        $ (1,097,000)        $  3,312,000

                 The accompanying notes are an integral part of
               these consolidated condensed financial statements.

                     PROCOM TECHNOLOGY, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                      JANUARY 31, 2000 AND JANUARY 31, 1999

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

NOTE 2. ACQUISITION RESTATEMENT AND ADJUSTMENTS.

        In the financial statements included in the Report on Form 10-Q for the quarter and six month periods ended January 31, 1999, the Company reported the acquisition of Gigatek as a pooling of interest, and therefore presented consolidated results that included results of operations for periods prior to the date of acquisition. At July 31, 1999, the Company determined it was appropriate to treat the Gigatek acquisition as a purchase, and therefore, the quarterly results, including those for the periods presented in the January 31, 1999 Report on Form 10-Q were adjusted to give effect to the change in treatment. Accordingly, results for the three and six months ended January 31, 1999 have been restated to conform to such adjustments. The Company does not believe that the adjustments, taken as a whole, have a material impact on the company's results of operations or financial condition for any period presented.

NOTE 3. EARNINGS PER SHARE.

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

                                                     Quarter Ended              Six-months Ended
                                                      January 31,                  January 31,
                                               -------------------------    -------------------------
                                                  2000           1999         2000            1999
                                               ----------     ----------    ----------     ----------
         Weighted average shares outstanding   11,295,000     11,258,000    11,262,000     11,244,000
         Dilutive effect of stock options              --(A)     478,000            --(A)     318,000
                                               ----------     ----------    ----------     ----------
                Total                          11,295,000     11,736,000    11,262,000     11,562,000
                                               ==========     ==========    ==========     ==========

-------------------
(A) Except for the net loss in the quarter and six months ended January 31, 2000, approximately 1,251,000 shares and 699,000 shares, respectively, would have been included in the computation of weighted average shares outstanding.

NOTE 4. COMPREHENSIVE INCOME (LOSS)

        For the quarters ended January 31, 2000 and 1999, the only differences between reported net income (loss) and comprehensive income (loss) were foreign currency translation adjustments of $(112,000) and $(49,000), respectively. For the six-month periods ended January 31, 2000 and 1999, the only differences between reported net income (loss) and comprehensive income (loss) were foreign currency translation adjustments of $(141,000) and $(23,000), respectively.

NOTE 5. BUSINESS SEGMENT INFORMATION

        The Company operates in one industry segment: the design, manufacture and marketing of data storage devices. The Company has two major distinct product families: network attached storage products and other data storage products. Net sales of network attached storage (NAS) products represented approximately 23% and 20% of total product net sales for the quarter and six-months ended January 31, 2000 and 5% and 7% of total product net sales for the quarter and six-months ended January 31, 1999.

        International sales as a percentage of net sales amounted to 48% and 44% for the quarter and six-months ended January 31, 2000 and 31% and 27% for the quarter and six-months ended January 31, 1999. International sales represented 33% of total net sales in the most recent fiscal year ended July 31, 1999. International sales were primarily to European customers and secondarily Middle Eastern, Latin American and Pacific Rim customers. Identifiable assets used in connection with the Company's foreign operations have not changed materially since July 31, 1999.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

SAFE HARBOR STATEMENT

        This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, but are not limited to, comments regarding the Company's revenue, revenue mix, product pricing, gross margins, increased promotional, advertising, research and development spending, and the expanded marketing efforts of the Company. Actual results could differ materially from those projected in the forward-looking statements as a result of important factors including, without limitation, competitive product introductions, price competition, any failure or delay in the Company's ability to develop and introduce new products, the failure of any significant customer, adverse economic conditions generally and other factors set forth in the Company's filings with the Securities and Exchange Commission, including the Company's Report on Form 10-K for the year ended July 31, 1999.

OVERVIEW

        The Company was formed in 1987. The Company develops, manufactures and markets computer network attached storage ("NAS") appliances and other storage upgrade devices for a wide range of computer networks and operating systems. The Company is focused on the development of effective NAS appliances for cross-platform, high performance network storage. In addition, the Company sells value-added notebook storage upgrade subsystems and CD-ROM servers.

        In the last two years, the Company has significantly increased its focus on the development and sale of NAS appliances. These products provide for more efficient service of data through simplified data management with improved network performance at lower overall costs. The Company has continued to develop more complex NAS products, and expects to continue to develop, market and ship an increasing percentage of NAS products in future periods. In early December 1999, the Company executed an OEM agreement with Hewlett-Packard Company ("HP"), under which the Company will supply a customized version of its mid-range NAS Filer hardware and software currently under development. Under the agreement, which has a five year term, and which has no minimum quantity commitments, the Company expects that HP will market and support the NAS appliances through its network of computer resellers. The Company currently anticipates that it will commence shipments under the agreement in calendar 2000.

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

        A majority of the Company's sales are denominated in U.S. dollars. With the acquisitions of companies in Germany, Switzerland and Italy, the Company believes that adverse fluctuations in foreign exchange rates could, in the future, have a material adverse effect on the Company's results of operations or financial condition. While the Company has intercompany accounts and advances to its European subsidiaries, it does not intend to require immediate repayment of its initial investment or operating advances, and does not therefore charge or credit income for any currency translation gain or loss in any particular reporting period, but rather adjusts the foreign currency translation adjustment account for such fluctuations. In addition, fluctuations in exchange rates could cause the Company's products to become relatively more expensive to end users in a particular country, leading to a reduction of sales in that country, and foreign exchange rate fluctuations may cause the Company's assets, sales and results of operations to be adversely impacted in the future.

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

RESULTS OF OPERATIONS

        The following table sets forth the Company's statement of operations data as a percentage of net sales for the periods indicated.

                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                           ----------------------------      ----------------------------
                                           JANUARY 31,      JANUARY 31,      JANUARY 31,      JANUARY 31,
                                               2000            1999             2000             1999
                                           -----------      -----------      -----------      -----------
                                           (UNAUDITED)      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
Net sales ........................            100.0%           100.0%           100.0%           100.0%

Cost of sales ....................             76.7             69.1             74.3             68.5
                                              -----            -----            -----            -----
  Gross profit ...................             23.3             30.9             25.7             31.5
Selling, general and
  administrative expenses ........             38.0             27.2             34.8             23.1
Research and development expenses
                                               10.7              5.3              9.6              4.7
                                              -----            -----            -----            -----
  Operating income (loss) ........            (25.4)            (1.6)           (18.7)             2.9
Interest income and (expense), net              1.7              1.3              1.6              1.2
                                              -----            -----            -----            -----
  Income (loss) before income
    taxes ........................            (23.7)            (0.3)           (17.1)             4.1
Provision (benefit) for income
  taxes ..........................             (7.3)            (0.4)            (5.0)             1.4
                                              -----            -----            -----            -----
    Net income (loss) ............            (16.4)%            0.1%           (12.1)%            2.7%
                                              =====            =====            =====            =====

QUARTER AND SIX MONTHS ENDED JANUARY 31, 2000 COMPARED TO QUARTER AND SIX MONTHS ENDED JANUARY 31, 1999

GENERAL COMMENTS

        In the Report on Form 10-Q for the quarter and six month periods ended January 31, 1999, the Company reported the acquisition of Gigatek as a pooling of interest, and therefore presented consolidated results that included results of operations for periods prior to the date of acquisition. At July 31, 1999, the Company determined it was appropriate to treat the Gigatek acquisition as a purchase, and therefore, the quarterly results, including those for the periods presented in the January 31, 1999 Report on Form 10-Q were adjusted to give effect to the change in treatment. Accordingly, results for the three and six months ended January 31, 1999 have been restated to conform to such adjustments. The Company does not believe that the adjustments, taken as a whole, have a material impact on the company's results of operations or financial condition for any period presented.

        Net Sales

        Net sales decreased 31.8% from $23.9 million for the quarter ended January 31, 1999 to $16.3 million for the quarter ended January 31, 2000, and declined 13.7% compared to net sales of $18.9 million for the most recent quarter ended October 31, 1999. The decrease was the result of a significant decrease in sales of CD servers and arrays and notebook computer upgrade subsystems, combined with the effect of significant price erosion which occurred during the quarter and the six months ended January 31, 2000. The Company expects to see a continued weakness in the demand for its upgrade disk drive storage products and CD-ROM Network Storage Solutions throughout the balance of fiscal 2000. For the quarter ended January 31, 2000, sales of the Company's NAS product were approximately $3.8 million, compared to $1.7 million for the quarter ended January 31, 1999. International sales remained relatively equal in absolute dollars, but increased as a percentage of total net sales, for the first six months of fiscal 2000 compared to the first six months of fiscal 1999. International sales increased from $15.4 million, or approximately 26.8% of net sales, in the six months ended January 31, 1999 to $15.5 million, or approximately 43.9% of net sales, for the six months ended January 31, 2000 due primarily to the inclusion of the revenues of Megabyte, Pera and Gigatek and the reduced US sales of Procom's CD servers and arrays. Net sales for the six months ended January 31, 2000 decreased 35.2% to $35.2 million from $54.3 million for the six months ended January 31, 1999. The reduction in sales for the current six month period was caused by and affected by the factors set forth above.

        Gross Profit

        The Company's gross margins decreased from 30.9% of net sales for the quarter ended January 31, 1999 to 23.3% of net sales for the quarter ended January 31, 2000, while gross margins decreased from 31.5% of net sales for the six months ended January 31, 1999 to 25.7% of net sales for the six months ended January 31, 2000. These decreases were primarily the result of the inclusion of the revenues of Megabyte and Gigatek, which have historically experienced lower margins, and to a lesser extent, reductions in sales of CD servers and arrays. In addition, the Company realized reduced margins on lower sales of disk drive upgrade products for notebook computers and RAID storage products, due to the effect of competition and price erosion typical in the disk drive upgrade industry. The Company expects that it will experience reduced gross margins in the remainder of fiscal 2000 as it transitions to more complex value-added NAS solutions, while seeing reductions in sales of some of its higher margin product lines, such as CD servers and arrays.

        Selling, General and Administrative Expenses

        Selling, general and administrative expenses decreased from $6.5 million in the quarter ended January 31, 1999 to $6.1 million in the current quarter but increased as a percentage of net sales from 27.2% to 38.0%.
Selling, general and administrative expenses decreased from $12.9 million in the six-months ended January 31, 1999 to $12.3 million in the six-months ended January 31, 2000 but increased as a percentage of net sales from 23.9% to 34.8%. The dollar decreases in selling, general and administrative expenses for the second quarter and first half of fiscal 2000 compared to the same periods in fiscal 1999 were primarily a result of reduced sales commissions, occasioned by lower sales and gross profit, reduced advertising and marketing costs, and reduced legal fees offset by increases in the cost of personnel necessary to support the Company's NAS marketing efforts. During the quarter ended January 31, 2000, the Company identified and reduced certain employees and functions not related to its core NAS function, and the Company expects to see a slight reduction in selling, general and administrative costs in the future, that may be offset, however, by the cost of the Company's plans to heavily increase spending on efforts to market the NAS products.

        Research and Development

        Research and development expenses increased from $1.3 million, or 5.3% of net sales for the quarter ended January 31, 1999, to $1.7 million, or 10.7% of net sales for the quarter ended January 31, 2000. Research and development expenses increased from $2.6 million, or 4.7% of net sales for the six months ended January 31, 1999 to $3.4 million, or 9.6% of net sales for the six months ended January 31, 2000. The increases were primarily due to continued increases in additional hardware developers and software programmers to develop additional NAS and other products and to enhance existing product features. The Company anticipates that the dollar amount of its research and development expenses will continue to increase, and also may increase as a percentage of net sales, with the expected addition of dedicated engineering resources to develop new NAS products. These additions are being made to increase the likelihood that the Company's products will be compatible with a wide range of hardware platforms and network topologies and to further develop NetFORCE products, the Company's proprietary client/server management storage architecture.

        Interest Income and Expense

        During each of the quarters and six month periods ending January 31, 1999 and January 31, 2000, the Company invested the majority of its available cash in investment grade commercial paper with maturities of less than 90 days. Because the Company's investable cash position decreased somewhat in the current quarter and six month period compared to the same periods one year ago, even though interest rates increased slightly in those same periods, net interest income for the second quarter and six months of fiscal 2000 was $280,000 and $566,000, respectively, compared to $341,000 and $666,000 for the same periods in fiscal 1999. Interest expense for each of the applicable periods of fiscal 1999 and fiscal 2000 includes relatively small amounts of interest paid on lines of credits maintained by the Company's foreign subsidiaries.

        Income Taxes

        The Company's effective tax benefit rates for each of the two quarters ended January 31, 1999 and 2000 ranged between (126.2%) and (30.8%) of pretax income. The fiscal 2000 benefit approximates the federal and state statutory rates for the Company's US operating losses, but is reduced by unusable foreign operating losses, and increased for reductions for benefits accruing from the increases in research and development activity, causing increased research and development credits. The fiscal 1999 tax rate results from unusable foreign losses, offset somewhat by research and development tax credits.

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

        The Company also has seen significant reduced demand and revenues for its CD servers and some notebook upgrade disk drive products during the quarter ended January 31, 2000, and is currently analyzing the market demands and opportunities for those products in the future while transitioning existing users to more complex NAS solutions such as CD-FORCE and NetFORCE.

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

LIQUIDITY AND CAPITAL RESOURCES

        In November 1994, the Company instituted a revolving line of credit with Finova Capital ("Finova"). The facility was amended in November 1996 to provide the Company with up to $20.0 million in working capital loans, based upon the Company's accounts receivable and inventory levels. The line of credit accrues certain commitment fees, unused facility fees and interest on outstanding amounts at the lender's prime rate (8.5% at January 31, 2000) plus 1.5%. Finova also makes available to the Company various flooring commitments pursuant to which the Company may finance the purchase of up to $13.0 million in inventory (less any amounts outstanding in working capital loans) from certain of the Company's vendors who have credit arrangements with Finova. As of January 31, 2000, there was no balance outstanding under the credit facility, and $2.1 million outstanding under the flooring arrangements. The agreement governing the credit facility requires the Company to maintain certain financial covenants, including the maintenance of net working capital of at least $20,000,000, minimum levels of tangible net worth and minimum levels of liquidity. At January 31, 2000, the Company's net working capital was approximately $18.3 million. As of January 31, 2000, the Company was in compliance with the covenants, except the net working capital covenant, of the Finova line of credit and Finova has waived compliance of the net working capital covenant at such date. The initial term of the line of credit expired on November 29, 1997, but automatically renews for successive one year periods unless terminated by either party within a specified period in advance of the automatic renewal date. In addition, the Company maintains a small line of credit for Megabyte's and Gigatek's cash management needs.

        In addition to the credit facilities noted above, the Company established, in March 1999, a line of credit secured by approximately $10 million of the Company's cash and commercial paper. Under the terms of the line, which must be repaid on or before September 17, 2000, the Company may borrow up to 85% of the total commercial paper account balance at attractive interest rates. The Company borrowed $7.5 million in March 1999 which bears interest at 6.125%, and the Company further borrowed $1.0 million in January 2000 which bears interest at 6.75%. The interest expended under the line is being capitalized as a cost of construction of the Company's new facility (see below). The Company intends to replace this current short-term line of credit, see below, with a long-term real estate mortgage, prior to September 15, 2000, if such financing is available on reasonable terms at such time.

        Subsequent to July 31, 1998, the Company's Board of Directors approved an open market stock repurchase program. Pursuant to the program, the Company is authorized to effect repurchases of up to $2 million in shares of its common stock. The Company expects that it will make such repurchases from time to time, when it determines that such repurchases are the best available use of the Company's available cash, given the price of the Company's stock and the interest income the Company would otherwise earn on the Company's available cash. The Company intends to make any repurchases subject to an ongoing buyback program, and currently does not intend to repurchase more shares than the number of shares which are issued pursuant to employee stock option exercises or other employee stock purchase programs. No repurchases were made during the quarter ended January 31, 2000.

        The Company has purchased an 8.5 acre parcel of land in Irvine, California, where it will develop a corporate headquarters facility, which the Company expects will be ready for occupancy in the year 2000. The cost of the land, together with the currently estimated cost to construct the facility, would approximate $14-16 million. The Company closed the purchase of the land in March 1999, and commenced construction in late 1999. The Company is considering various development and financing options, and believes that it will have the capital resources available to it to finance and complete the building. The total costs expended at January 31, 2000 was approximately $8.7 million, while the Company had increased its borrowing under the commercial line of credit to $8.5 million.

        As of January 31, 2000, the Company had cash and short-term marketable securities balances of $ 19.7 million and $ 10.9 million of availability under its line of credit (although $10.8 million of the short-term marketable securities are pledged as collateral for the real estate loan noted above). The Company believes that these cash and short-term marketable securities balances and available credit under its existing lines of credit will be sufficient to meet anticipated cash requirements for at least the next twelve months. The Company will continue to acquire fixed assets and make expenditures to support its growth. In addition, in fiscal 1998, the Company completed two acquisitions utilizing its own cash and common stock, and in the quarter ended January 31, 1999, the Company completed two additional acquisitions utilizing its own cash and common stock. The Company has made cash advances to continue the operations of the entities acquired during fiscal 1998 and during the six months ended July 31, 2000, of approximately $5 million. Additional advances may be necessary in the future in order to continue the orderly operation of the entities acquired. The Company has had discussions concerning potential acquisitions with various businesses which have or offer products and technologies that are complementary to those of the Company. The Company may acquire additional businesses in the future. There can be no assurance that any such potential acquisitions could or will be completed. In the event the Company's plans, including the development of the corporate headquarters or the funds expended in the stock buyback program, require more capital than is presently anticipated, the Company's remaining cash balances may be consumed and additional sources of liquidity such as debt or equity financings may be required to meet working capital needs. There can be no assurance that additional capital beyond the amounts currently forecast by the Company will not be required nor that any such required additional capital will be available on reasonable terms, if at all, at such time or times as required by the Company.

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

FOREIGN CURRENCY EXCHANGE RISK

        The Company transacts business in various foreign countries, but only has significant assets deployed outside the United States in Germany. The Company has sold goods to Megabyte denominated in U.S. dollars, and those amounts are subject to currency fluctuation, and require constant revaluation on the Company's financial statements. The Company does not operate a hedging program to mitigate the effect of a significant rapid change in the value of the German mark compared to the U.S. dollar. If such a change did occur, the Company may have to take into account a currency exchange gain or loss in the amount of the change in the U.S. dollar denominated balance of the amounts for which the Company intended to seek repayment outstanding at the time of such change. While the Company does not believe such a gain or loss is likely, and would not likely be material, there can be no assurance that such a loss would not have an adverse material effect on the Company's results of operations or financial condition. In addition, the Company has advanced approximately $2.0 million to Megabyte and Gigatek and does not intend to seek or effect a repayment of those sums, but to use those amounts for the working capital of Megabyte or Gigatek. While the Company includes any translation gain or loss on such sums in its accumulated other comprehensive loss, it may, in the future, if it chose to effect repayment of such amounts, realize a significant transactional gain or loss.

YEAR 2000 PREPAREDNESS INFORMATION

        The Year 2000 issue is the result of computer programs, microprocessors, and embedded date reliant systems using two digits rather than four to define the applicable year. If such programs are not corrected, date data concerning the Year 2000 could cause many systems to fail, lock up or generate erroneous results. As of the date of this filing, we have not incurred any significant business disruptions nor any significant product issues as a result of Year 2000 issues. However, while no such occurrence has developed as of the date of this filing to our knowledge, Year 2000 issues may not become apparent as of this date and therefore, there is no assurance that the Company will not be affected by future disruptions. The Company will continue to monitor the issue vigilantly and work to remediate any issues that arise.

        Our Products. The Company considers a product to be "Year 2000 compliant" if the product's performance and functionality are unaffected by processing of dates prior to, during and after the Year 2000, but only if all products (for example hardware, software and firmware) used with the product properly exchange accurate date data with it. The Company believes that as data storage devices, its hard drive products are transparent to Year 2000 requirements, and rely primarily on software found in operating systems and applications to function properly. After significant testing, the Company believes its current hard drive and CD-ROM products are Year 2000 compliant, although other products previously sold by the Company may not be Year 2000 compliant. In September 1998, the Company began to offer a limited Year 2000 warranty on products sold by the Company after that date. Previous to September 1998, the Company did not offer any such warranty on any of its products. The Company believes that it may be possible that litigation may be brought against vendors, including the Company, of all component products of systems that are unable to properly manage data related to the Year 2000. The Company's agreements with customers and end users, both for products sold before and after September 1998, typically contain provisions designed to limit the Company's liability for such claims. It is possible, however, that these measures will not provide protection from liability claims, as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. Any such claims, with or without merit, could result in a material adverse effect on the Company's business, financial condition and results of operations, customer satisfaction issues and potential lawsuits.

        Our systems. The Company believes it has identified Year 2000 dependencies in its primary accounting software, and other systems, equipment, and processes and made changes to such systems, updated or replaced such equipment, and modified such processes to make them Year 2000 compliant. The Company has also initiated formal communications with many of its significant suppliers and financial institutions and believes that by and large their systems are Year 2000 compliant. As a general matter, the Company is vulnerable to any failure by its key suppliers to remedy their own Year 2000 issues, which could delay shipments of essential components, thereby disrupting or halting the Company's manufacturing operations. Further, the Company also relies, both domestically and internationally, upon governmental agencies, utility companies, telecommunication service companies and other service providers outside of the Company's control. There is no assurance that such suppliers, governmental agencies, financial institutions, or other third parties will not suffer business disruption caused by a Year 2000 issue, and there is little practical opportunity for the Company to test or require Year 2000 compliance from many of those large agencies, companies or providers. Such failures could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, the Company has not seen that its major customers have suffered any Year 2000 system failures.

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

Item 4. Submission of Matters to a Vote of Security Holders.

        The annual meeting of shareholders was held on January 27, 2000. The shareholders elected the following six directors to hold office until the next annual meeting and until their successors are elected and qualified:

                                                       NUMBER OF VOTES
                                                 -------------------------
                                                   FOR             AGAINST
                                                 ---------         -------
        Alex Razmjoo............................ 9,652,798         283,925
        Nick Shahrestany........................ 9,652,798         283,925
        Frank Alaghband......................... 9,652,798         283,925
        Dom Genovese............................ 9,652,798         283,925
        Alex Aydin.............................. 9,652,798         283,925
        David Blake............................. 9,652,798         283,925


        In addition, the shareholders approved the following proposals:

                                                                                       NUMBER OF VOTES
                                                                        --------------------------------------------
                                                                          FOR         AGAINST    ABSTAIN     BROKER
                                                                        ---------     -------    -------    --------
        An Amendment of the Company's 1995 Stock Option Plan to
        increase the number of shares reserved for issuance
        thereunder by 1,000,000 shares to an aggregate of
        2,440,000 shares.                                               6,984,843     611,835      9,100    2,331,546
        To ratify the appointment of KPMG as the independent
        auditors of the Company for the year ending July 31, 2000.      9,928,028       4,870      3,825            0

Item 5. Other Information.

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

         (a) See Exhibit Index. No Statement re Computation of Per Share Earnings is included, because the computation can be clearly determined from material contained in this Report. See the Consolidated Statements of Operations, and the Notes thereto.

         (b) No reports on Form 8-K were filed during the quarter ended January 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, County of Orange, State of California, on the 13th day of March, 2000.


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

          SIGNATURE                         TITLE                                   DATE
          ---------                         -----                                   ----
    /s/   Alex Razmjoo            Chairman of the Board, President             March 13, 2000
----------------------------      and Chief Executive Officer (Principal
          Alex Razmjoo            Executive Officer)


    /s/   Alex Aydin              Executive Vice President, Finance            March 13, 2000
-------------------------         and Administration (Principal
          Alex Aydin              Financial Officer)


    /s/ Frederick Judd            Vice President, Finance and                  March 13, 2000
----------------------------      General Counsel (Principal
        Frederick Judd             Accounting Officer)

                                INDEX TO EXHIBITS

                                                                               SEQUENTIALLY
  EXHIBIT                                                                        NUMBERED
  NUMBER                             DESCRIPTION                                   PAGE
  -------                            -----------                               ------------
    3.1+    Amended and Restated Articles of Incorporation of the Company......

    3.2+    Amended and Restated Bylaws of the Company.........................

   10.1+    Form of Indemnity Agreement between the Company and each of its executive officers and directors...................................

   10.2+    Form of Amended and Restated Procom Technology, Inc. 1995 Stock
            Option Plan........................................................

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

   10.7+    Form of Registration Rights Agreement..............................

   10.8+    Lease, dated February 10, 1992, between 2181 Dupont Associates and the Company, as amended............................................

   10.9+    Loan and Security Agreement, dated November 18, 1994, by and between the Company and FINOVA Capital Corporation, as amended.............

   21.1+    List of Subsidiaries...............................................

   27.1     Financial Data Schedule............................................

----------
+  Previously filed