Form 10-Q
period 2000-04-30
PROCOM TECHNOLOGY INC
filed 2000-06-14
CIK 1025711

     (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended APRIL 30, 2000

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

                The number of shares of Common Stock, $.01 par value, outstanding on June 1, 2000, was 11,416,778.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                    PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS


                                                                  APRIL 30,          JULY 31,
                                                                    2000               1999
                                                                ------------       ------------
                                                                (UNAUDITED)
 Current assets:
   Cash ..................................................      $    805,000       $    227,000
   Short-term marketable securities, held to maturity.....        15,168,000         22,206,000
   Accounts receivable, less allowance
     for doubtful accounts and sales
     returns of $4,542,000 and
     $2,461,000, respectively ............................         5,067,000          8,648,000
   Inventories, net ......................................         9,608,000          9,973,000
   Income tax receivable .................................         2,711,000          2,859,000
   Deferred income taxes .................................         1,509,000          1,833,000
   Prepaid expenses ......................................           665,000            515,000
   Other current assets ..................................           244,000            286,000
                                                                ------------       ------------
           Total current assets ..........................        35,777,000         46,547,000
 Property and equipment, net .............................        12,525,000          9,473,000
 Other assets ............................................           957,000          1,068,000
                                                                ------------       ------------
           Total assets ..................................      $ 49,259,000       $ 57,088,000
                                                                ============       ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
   Line of credit ........................................      $     70,000       $    254,000
   Accounts payable ......................................         8,771,000         10,812,000
   Accrued expenses and other current liabilities ........         2,186,000          2,162,000
   Accrued compensation ..................................         1,144,000          1,212,000
   Deferred service revenues .............................           487,000            844,000
   Loan payable ..........................................         8,500,000                 --
   Income taxes payable ..................................                --             18,000
                                                                ------------       ------------
           Total current liabilities .....................        21,158,000         15,302,000
                                                                ------------       ------------
   Loan payable ..........................................                --          7,500,000
           Total liabilities .............................        21,158,000         22,802,000
                                                                ------------       ------------

 Commitments and contingencies
 Shareholders' equity:
   Preferred stock, $.01 par value;
     10,000,000 shares authorized, no
     shares issued and outstanding .......................                --                 --
   Common stock, $.01 par value;
     65,000,000 shares authorized,
     11,416,778 and 11,227,041, shares
     issued and outstanding,
     respectively ........................................           114,000            112,000
   Additional paid in capital ............................        18,990,000         18,198,000
   Retained earnings .....................................         9,253,000         15,991,000
   Accum. other comprehensive loss .......................          (256,000)           (15,000)
                                                                ------------       ------------
           Total shareholders' equity ....................        28,101,000         34,286,000
                                                                ------------       ------------
       Total liabilities and shareholders' equity ........      $ 49,259,000       $ 57,088,000
                                                                ============       ============


The accompanying notes are an integral part of these consolidated condensed balance sheets.

              PROCOM TECHNOLOGY, INC. AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                     QUARTERS ENDED                      NINE MONTHS ENDED
                                                     --------------                      -----------------
                                              APRIL 30,          APRIL 30,          APRIL 30,          APRIL 30,
                                                2000               1999               2000               1999
                                            ------------       ------------       ------------       ------------
                                             (UNAUDITED)        (UNAUDITED)        (UNAUDITED)        (UNAUDITED)

   Net sales .........................      $ 13,811,000       $ 22,726,000       $ 49,047,000       $ 77,056,000
   Cost of sales .....................        10,478,000         17,183,000         36,667,000         54,418,000
                                            ------------       ------------       ------------       ------------
        Gross profit .................         3,333,000          5,543,000         12,380,000         22,638,000

   Selling, general and
     Administrative expenses .........         5,145,000          6,861,000         17,405,000         19,810,000
   Research and development
     Expenses ........................         1,819,000          1,441,000          5,207,000          4,006,000
   Impairment and
     Restructuring charge ............                --          1,626,000                 --          1,626,000
                                            ------------       ------------       ------------       ------------

        Operating loss ...............        (3,631,000)        (4,385,000)       (10,232,000)        (2,804,000)

   Other income (expense)
    Interest income ..................          (246,000)          (288,000)          (811,000)          (954,000)
    Interest (expense) ...............                --              9,000              6,000             39,000
                                            ------------       ------------       ------------       ------------

   Loss before income taxes ..........        (3,385,000)        (4,106,000)        (9,427,000)        (1,889,000)
   Benefit from income taxes .........          (904,000)        (1,116,000)        (2,689,000)          (351,000)
                                            ------------       ------------       ------------       ------------
        Net loss .....................      $ (2,481,000)      $ (2,990,000)      $ (6,738,000)      $ (1,538,000)
                                            ============       ============       ============       ============
   Net loss per share:
    Basic ............................      $      (0.22)      $      (0.27)      $      (0.60)      $      (0.14)
                                            ============       ============       ============       ============
    Diluted ..........................      $      (0.22)      $      (0.27)      $      (0.60)      $      (0.14)
                                            ============       ============       ============       ============
   Shares used in per share
   computation:
    Basic ............................        11,321,000         11,254,000         11,260,000         11,247,000
                                            ============       ============       ============       ============
    Diluted ..........................        11,321,000         11,254,000         11,260,000         11,247,000
                                            ============       ============       ============       ============



The accompanying notes are an integral part of these consolidated condensed financial statements.

                    PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY


                                              COMMON STOCK
                                       -------------------------        PAID IN         RETAINED       CURRENCY
                                          SHARES         AMOUNT         CAPITAL         EARNINGS        ADJUST.         TOTAL
                                       -----------     ---------     ------------     ------------     ---------     ------------
Balance at July 31, 1997 ............   11,024,562     $ 110,000     $ 16,467,000     $ 13,490,000     $      --     $ 30,067,000
  Comprehensive income:
  Net income ........................           --            --               --        5,376,000            --        5,376,000
  Foreign currency translation ......           --            --               --               --         3,000            3,000
                                                                                                                     ------------
  Comprehensive income ..............                                                                                   5,379,000
  Exercise of employee
    stock options and
    related tax benefit..............       50,036         1,000          143,000               --            --          144,000
  Tax benefit from exercise
    of stock options.................           --            --          242,000               --            --          242,000
  Acquisition of Megabyte ...........      104,144         1,000          899,000               --            --          900,000
                                       -----------     ---------     ------------     ------------     ---------     ------------
Balance at July 31, 1998 ............   11,178,742       112,000       17,751,000       18,866,000         3,000       36,732,000
  Comprehensive loss:
  Net loss ..........................           --            --               --       (2,875,000)           --       (2,875,000)
  Foreign currency translation ......           --            --               --               --       (18,000)         (18,000)
                                                                                                                     ------------
  Comprehensive loss ................                                                                                  (2,893,000)
  Exercise of employee
    stock options and
    related tax benefit .............       41,013            --          152,000               --            --          152,000
  Issuance of stock
    to employees ....................        5,531            --           39,000               --            --           39,000
  Tax benefit from exercise of
    stock options....................           --            --           71,000               --            --           71,000
  Stock repurchases .................      (77,845)       (1,000)        (400,000)              --            --         (401,000)
  Acquisitions ......................       79,600         1,000          585,000               --            --          586,000
                                       -----------     ---------     ------------     ------------     ---------     ------------
Balance at July 31, 1999 ............   11,227,041       112,000       18,198,000       15,991,000       (15,000)      34,286,000
  Comprehensive loss:
  Net loss ..........................           --            --               --       (6,738,000)           --       (6,738,000)
  Foreign currency translation ......           --            --               --               --      (241,000)        (241,000)
                                                                                                                     ------------
  Comprehensive loss ................                                                                                  (6,979,000)
  Exercise of employee
    stock options and
    related tax benefit .............      172,361         2,000          650,000               --            --          652,000
  Issuance of stock
    to employees ....................       17,376            --          142,000               --            --          142,000
                                       -----------     ---------     ------------     ------------     ---------     ------------
Balance at April 30, 2000 ...........   11,416,778     $ 114,000     $ 18,990,000     $  9,253,000     $(256,000)    $ 28,101,000
                                       ===========     =========     ============     ============     =========     ============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                    PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS



                                                                          NINE MONTHS ENDED
                                                                          -----------------
                                                                     APRIL 30,          APRIL 30,
                                                                       2000               1999
                                                                   ------------       ------------
                                                                    (UNAUDITED)        (UNAUDITED)
    Cash flows from operating activities:
      Net loss ..............................................      $ (6,738,000)      $ (1,538,000)
        Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
        Depreciation and amortization .......................           667,000          1,620,000
        Changes in assets and liabilities:
             Accounts receivable ............................         3,581,000          3,858,000
             Inventories ....................................           365,000            542,000
             Deferred income taxes ..........................           472,000         (2,152,000)
             Prepaid expenses ...............................          (150,000)           163,000
             Other current assets ...........................            42,000              7,000
             Other assets ...................................           (36,000)            84,000
             Accounts payable ...............................        (2,041,000)          (715,000)
             Accrued expenses ...............................            24,000           (369,000)
             Accrued compensation ...........................           (68,000)          (446,000)
             Deferred service revenue .......................          (357,000)          (706,000)
             Income taxes payable ...........................           (18,000)           248,000
                                                                   ------------       ------------
                Net cash provided by
               (used in) operating activities ...............        (4,257,000)           596,000
                                                                   ------------       ------------
    Cash flows from investing activities:
      Acquisitions, net of cash acquired ....................                --             30,000
      Purchase of property and equipment ....................        (3,572,000)        (7,672,000)
                                                                   ------------       ------------
                 Net cash used in investing activities ......        (3,572,000)        (7,642,000)
                                                                   ------------       ------------
    Cash flows from financing activities:
      Long-term loan ........................................         1,000,000          7,500,000
      Borrowings on line of credit ..........................                --             53,000
      Payments made on line of credit .......................          (184,000)                --
      Repurchases of common stock ...........................                --           (366,000)
      Issuance of common stock ..............................           142,000                 --
      Stock options, exercises, and
        related tax benefits ................................           652,000            145,000
                                                                   ------------       ------------
                Net cash provided by
                  financing activities ......................         1,610,000          7,332,000
                                                                   ------------       ------------
        Effect of exchange rate changes .....................          (241,000)            19,000
                                                                   ------------       ------------
        Increase (decrease) in cash .........................        (6,460,000)           305,000
                                                                   ------------       ------------
    Cash and marketable commercial paper
       at beginning of period ...............................        22,433,000         23,362,000
                                                                   ------------       ------------
    Cash and marketable commercial paper
       at end of period .....................................      $ 15,973,000       $ 23,667,000
                                                                   ============       ============
       Supplemental disclosures of cash
       flow information:
       Cash paid during the periods for:

        Interest ............................................      $      6,000       $     39,000
        Income taxes ........................................      $         --       $  2,425,000


The accompanying notes are an integral part of these consolidated condensed financial statements.

                     PROCOM TECHNOLOGY, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            FOR THE NINE MONTHS ENDED
                        APRIL 30, 2000 AND APRIL 30, 1999

NOTE 1. GENERAL.

        The accompanying financial information is unaudited, but in the opinion of management, reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of Procom Technology, Inc. and its consolidated subsidiaries (the "Company") as of the dates indicated and the results of operations for the periods then ended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While the Company believes that the disclosures are adequate to make the information presented not misleading, the financial information should be read in conjunction with the audited financial statements, and notes thereto for the three years ended July 31, 1999 included in the Company's Report on Form 10-K for fiscal 1999. Results for the interim periods presented are not necessarily indicative of the results for the entire year.

NOTE 2. ACQUISITION RESTATEMENT AND ADJUSTMENTS.

        In the financial statements included in the Report on Form 10-Q for the quarter and nine month periods ended April 30, 1999, the Company reported the acquisition of Gigatek as a pooling of interest, and therefore presented consolidated results that included results of operations for periods prior to the date of acquisition. At July 31, 1999, the Company determined it was appropriate to treat the Gigatek acquisition as a purchase, and therefore, the quarterly results, including those for the periods presented in the April 30, 1999 Report on Form 10-Q were adjusted to give effect to the change in treatment. Accordingly, results for the three and nine months ended April 30, 1999 have been restated to conform to such adjustments. The Company does not believe that the adjustments, taken as a whole, have a material impact on the company's results of operations or financial condition for any period presented.

NOTE 3. INVENTORIES.

        Inventories are summarized as follows:


                                         April 30, 2000     July 31, 1999
                                         --------------     -------------
              Raw materials               $  4,497,000      $  4,253,000
              Work-in process                  503,000           315,000
              Finished goods                 4,608,000         5,405,000
                                          ------------      ------------
                       Total              $  9,608,000      $  9,973,000
                                          ============      ============


NOTE 4. NET LOSS PER SHARE.

        Net loss per share has been computed in accordance with Statement of Financial Accounting Standards Board No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. For the periods presented, basic and diluted net loss per share was based on the weighted average number of shares of common stock outstanding during the period. At April 30, 2000 and 1999, options to purchase 1,503,000 and 779,000 shares of common stock, respectively, were not included in the computation of net loss per share as the effect would have been antidilutive.

NOTE 5. COMPREHENSIVE INCOME (LOSS).

        For the quarters ended April 30, 2000 and 1999, the only differences between reported net income (loss) and comprehensive income (loss) were foreign currency translation adjustments of $(100,000) and $(43,000), respectively. For the nine-month periods ended April 30, 2000 and 1999, the only differences between reported net income (loss) and comprehensive income (loss) were foreign currency translation adjustments of $(241,000) and $19,000, respectively.

NOTE 6. BUSINESS SEGMENT INFORMATION.

        The Company operates in one industry segment: the design, manufacture and marketing of data storage devices. The Company has two major distinct product families: network attached storage products ("NAS Products") and other data storage and access products. NAS Products include some type of data storage devices. Net sales of network attached storage (NAS) products represented approximately 35.4% and 21.5% of total product net sales for the quarter and nine months ended April 30, 2000 and 6.9% and 7.0% of total product net sales for the quarter and nine months ended April 30, 1999.

        International sales as a percentage of net sales amounted to 44.5% and 44.1% for the quarter and nine months ended April 30, 2000 and 34.6% and 30.6% for the quarter and nine months ended April 30, 2000. International sales were primarily to European customers and secondarily Middle Eastern, Latin American and Pacific Rim customers. Identifiable assets used in connection with the Company's foreign operations have not changed materially since July 31, 1999.

NOTE 7. RECENT ACCOUNTING PRONOUNCEMENTS.

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments including derivative instruments embedded in other contracts and for hedging activities. Adoption of SFAS 133 is not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.

        In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulleting (SAB) No. 101, "Revenue Recognition in Financial Statements," as amended, which for the Company is effective April 1, 2000. SAB No. 101 summarizes certain of the SEC staff's views regarding the appropriate recognition of revenue in financial statements. The Company is currently reviewing SAB No. 101 and has not yet determined the potential impact on its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              SAFE HARBOR STATEMENT

        This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, but are not limited to, comments regarding the Company's revenue, revenue mix, product pricing, gross margins, increased promotional, advertising, research and development spending, the growth of the market for network attached storage products and the expanded marketing efforts of the Company. Actual results could differ materially from those projected in the forward-looking statements as a result of important factors including, without limitation, competitive product introductions, price competition, any failure or delay in the Company's ability to develop and introduce new products, the failure of any significant customer, the failure of the market for network attached storage products to expand rapidly, if at all, adverse economic conditions generally and other factors set forth in the Company's filings with the Securities and Exchange Commission, including the Company's Report on Form 10-K for the year ended July 31, 1999.

Overview

       Our Company was formed in 1987. We develop, manufacture and market computer network attached storage ("NAS") appliances and other storage upgrade devices for a wide range of computer networks and operating systems. We are focused on the development of effective NAS appliances for cross-platform, high performance network storage. In addition, we sell disk drive storage upgrade systems, CD-ROM servers and arrays and tape backup products.

        In the last two years, we have significantly increased our focus on the development and sale of NAS appliances. These products provide for more efficient service of data through simplified data management with improved network performance at lower overall costs. We continue to develop more complex NAS products, and expect to continue to develop, market and ship an increasing percentage of NAS products in future periods. In early December 1999, we executed an agreement with Hewlett-Packard Company, under which we are supplying a customized version of our mid-range NAS appliance hardware and software. Under the agreement, which has a five year term, and which has no minimum quantity commitments, Hewlett-Packard will market and support the NAS appliances to its end users. We commenced shipments under the agreement in limited quantities in April, 2000.

        We generally record sales upon product shipment. We maintain agreements with many of our computer resellers, VARs and distributors that allow limited returns, including stock balancing, and price protection privileges. In the past we have experienced high return rates. We maintain reserves for anticipated returns, including stock balancing and price protection privileges. These reserves are adjusted at each financial reporting date to state fairly the anticipated returns, including stock balancing, and price protection claims relating to each reporting period. Generally, the reserves will increase as sales and corresponding returns increase. In addition, under a product evaluation program established by us, computer resellers, VARs, distributors and end users generally are able to purchase our products on a trial basis and return the products within a specified period if they are not satisfied. Evaluation units are not recorded as sales until the customer has paid for such units.

        Historically, our gross margins have experienced significant volatility. Our gross margins vary significantly by product line, and, therefore, our overall gross margin varies with the mix of products sold by us. The markets in which we compete are characterized by intense competition and declining average unit selling prices as products mature over the course of the relatively short life cycle of individual products, which have often ranged from six to twelve months. In addition, our gross margins may be adversely affected by availability and price increases associated with key products and components from our suppliers, some of which have been in the past, and may in the future be in short supply, and inventory obsolescence resulting from older generation products or the unexpected discontinuance of third party components. Finally, our margins vary with the mix of its distribution channels and with general economic conditions.


RESULTS OF OPERATIONS

        The following table sets forth the consolidated statements of operations as a percentage of net sales for each of the periods indicated:


                                                          THREE MONTHS                NINE MONTHS
                                                             ENDED                       ENDED
                                                           APRIL 30,                   APRIL 30,
                                                      --------------------        --------------------
                                                       2000          1999          2000          1999
                                                      ------        ------        ------        ------
CONSOLIDATED STATEMENTS OF OPERATIONS:
Total net sales ................................       100.0         100.0         100.0         100.0
Cost of sales ..................................        75.9          75.6          74.8          70.6
                                                      ------        ------        ------        ------
Gross profit ...................................        24.1          24.4          25.2          29.4
                                                      ------        ------        ------        ------
Operating expenses:
  Selling, general and administrative ..........        37.2          30.2          35.5          25.7
  Research and development .....................        13.2           6.3          10.6           5.2
  Impairment and restructuring charge ..........          --           7.2            --           2.1
                                                      ------        ------        ------        ------
     Total operating expenses ..................        50.4          43.7          46.1          33.0
Operating loss .................................       (26.3)        (19.3)        (20.9)         (3.6)
                                                      ------        ------        ------        ------
Interest income (expense), net .................         1.8           1.2           1.7           1.1
                                                      ------        ------        ------        ------
Loss before income taxes .......................       (24.5)        (18.1)        (19.2)         (2.5)
Benefit from income taxes ......................        (6.5)         (4.9)         (5.5)         (0.5)
                                                      ------        ------        ------        ------
Net loss .......................................       (18.0)%       (13.2)%       (13.7)%        (2.0)%
                                                      ======        ======        ======        ======

THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 2000 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 1999

    Net Sales. Net sales decreased by 36.3% to $49.0 million for the nine months ended April 30, 2000, from $77.1 million for the nine months ended April 30, 1999. Net sales decreased by 39.2% to $13.8 million for the three months ended April 30, 2000, from $22.7 million for the three months ended April 30, 1999. The decreases in both periods resulted from a significant decrease in unit sales of CD-ROM servers and arrays and disk drive storage upgrade systems, combined with the effect of significant price erosion of the average selling price of these products. We anticipate that demand for our disk drive storage upgrade systems and CD-ROM servers and arrays will continue to weaken in the future.

    Net sales related to our NAS appliances (disk drive or CD products which include a storage component) increased 95.4% to $10.6 million for the nine months ended April 30, 2000, from $5.4 million for the nine months ended April 30, 1999. This increase was primarily the result of increased unit sales of our NetFORCE 100, NetFORCE 1500 and other NAS appliances and, to a lesser extent, increased sales of our DataFORCE NAS appliances. Net sales related to our NAS appliances increased 211.5% to $4.9 million for the three months ended April 30, 2000, from $1.6 million for the three months ended April 30, 1999, as we commenced shipments of our NetFORCE 1500 products in the third quarter of fiscal 2000.

    International sales decreased 11.8% to $21.6 million, or 44.1% of our net sales, for the nine months ended April 30, 2000, from $24.5 million, or 30.6% of our net sales, in the nine months ended April 30, 1999. The decrease in absolute dollars was due to a reduced emphasis by our European subsidiaries on sales of commodity disk storage products, while the increase in international sales as a percentage of our net sales was due primarily to reduced U.S. sales of our CD-ROM servers and arrays.

    Gross Profit. Gross profit decreased 45.3% to $12.4 million for the nine months ended April 30, 2000, from $22.6 million for the nine months ended April 30, 1999. Gross margin decreased to 25.2% of net sales for the nine months ended April 30, 2000, from 29.4% of net sales for the nine months ended April 30, 1999. Gross profit decreased 39.9% to $3.3 million for the three months ended April 30, 2000, from $5.5 million for the three months ended April 30, 1999. Gross margin decreased to 24.1% of net sales for the three months ended April 30, 2000, from 24.4% of net sales for the three months ended April 30, 1999. The decrease in gross margin was primarily the result of the inclusion of the revenues of our recently acquired European subsidiaries, which have historically experienced lower margins, and to a lesser extent, reductions in sales of CD-ROM servers and arrays, which have historically experienced higher margins. In addition, we realized reduced margins on lower sales of disk drive upgrade systems due to competition and price erosion in the disk drive upgrade industry. We expect further reductions in our overall gross margin due to decreases in sales of some of our higher margin product lines, such as CD-ROM servers and arrays, until sales of our NAS appliances significantly increase as a percentage of our total sales.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 12.1% to $17.4 million in the nine months ended April 30, 2000, from $19.8 million in the nine months ended April 30, 1999, but increased as a percentage of net sales to 35.5% from 25.7%. Selling, general and administrative expenses decreased 25.0% to $5.1 million in the three months ended April 30, 2000, from $6.9 million in the three months ended April 30, 1999, but increased as a percentage of net sales to 37.3% from 30.2%. The dollar decrease in selling, general and administrative expenses in both the three and nine month periods was primarily the result of reduced sales commissions and salaries, occasioned by lower gross profit. In addition, we incurred reduced advertising and marketing costs, and reduced legal fees, offset somewhat by increases in the cost of personnel necessary to support our NAS sales and marketing efforts. In January and February, 2000, we identified and eliminated certain positions and functions not related to our core NAS activities. This caused a reduction in selling, general and administrative costs in the quarter ended April 30, 2000 and we expect a slight reduction from the previous levels in selling, general and administrative expenses in the next quarter or two. However, we expect overall selling, general and administrative expenses to increase in future periods because we plan to substantially increase spending on our efforts to market our NAS appliances.

    Research and Development Expenses. Research and development expenses increased 30.0% to $5.2 million for the nine months ended April 30, 2000, from $4.0 million for the nine months ended April 30, 1999. These expenses represented 10.6% of net sales for the nine months ended April 30, 2000 and 5.2% of net sales for the nine months ended April 30, 1999. Research and development expenses increased 26.2% to $1.8 million for the three months ended April 30, 2000, from $1.4 million for the three months ended April 30, 1999. These expenses represented 13.2% of net sales for the three months ended April 30, 2000 and 6.3% of net sales for the three months ended April 30, 1999. The increases in both the three and nine month periods were primarily due to compensation expense for additional NAS software programmers and hardware developers. We anticipate that our research and development expenses will continue to increase, both in absolute dollars and as a percentage of net sales, with the expected addition of dedicated NAS engineering resources.

    Impairment and Restructuring Charge. In fiscal 1998, we acquired a U.S. subsidiary. As a result of changes to our business operations, as well as operating losses of this subsidiary, we reviewed the long-lived assets purchased in this acquisition. After comparing the carrying value of the assets to the estimated future undiscounted cash flows from the assets, we determined in the third quarter of fiscal 1999 that the carrying values of most of the assets were impaired. In April 1999, we wrote off approximately $.8 million of goodwill remaining from the transaction, and wrote down the carrying value of this subsidiary's fixed assets by $.6 million. In addition, we elected to restructure much of this subsidiary's operations, and recorded a restructuring charge of $0.2 million for lease termination and employee severance costs related to this subsidiary's operations.

    Interest Income (Expense), Net. Net interest income decreased 15.0% to $811,000 for the nine months ended April 30, 2000, from $954,000 for the nine months ended April 30, 1999. During each of the nine-month periods, we invested the majority of our available cash in investment-grade commercial paper with maturities of less than 90 days. As a result of a decrease in our investable cash position, partially offset by slightly increased interest rates, net interest income decreased in the most recent period. Interest expense for each of the applicable periods includes relatively minor amounts of interest paid on lines of credit maintained by our foreign subsidiaries.

    Benefit from Income Taxes. Our effective tax benefit rate for the nine months ended April 30, 2000 was 28.5%, compared to an effective tax benefit rate of 18.6% for the same period in fiscal 1999. The fiscal 2000 benefit approximates the federal and state statutory rates applied to our U.S. operating losses, reduced by unusable foreign operating losses, and adjusted for research and development credits. The corresponding fiscal 1999 effective tax rate reflects the statutory rates and unusable foreign losses, partially offset by research and development tax credits.

LIQUIDITY AND CAPITAL RESOURCES

    As of April 30, 2000, we had cash and short-term marketable securities totaling $16.0 million.

    Net cash used in operating activities was $4.3 million in the first nine months of fiscal 2000, resulting from a net loss before non-cash charges of $6.7 million offset in part by a decrease in working capital.

    Net cash used in investing activities was $3.6 million in the first nine months of fiscal 2000, the result of purchases of equipment of $ .7 million with an additional $ 2.9 million used in the construction of our new corporate headquarters.

    Net cash provided by financing activities was $1.6 million in the first nine months of fiscal 2000, resulting primarily from a $1.0 million increase in our commercial paper loan and $800,000 from stock option exercises and employee stock purchases.

    We maintain a revolving line of credit facility with Finova Capital. This facility provides us with up to $20.0 million in working capital loans, based upon our accounts receivable and inventory levels. The line of credit accrues commitment fees, unused facility fees and interest on outstanding amounts at the lender's prime rate, which was 8.5% at April 30, 2000, plus 1.5%. Finova also makes available to us various flooring commitments under which we may finance the purchase of up to $13.0 million in inventory, less any amounts outstanding in working capital loans, from our vendors who have credit arrangements with Finova. At April 30, 2000, there was no balance outstanding under the credit facility, and $1.3 million outstanding under the flooring arrangements. The agreement governing the credit facility requires that we comply with financial covenants, including the maintenance of net working capital of at least $20.0 million, minimum levels of tangible net worth and minimum levels of liquidity. At April 30, 2000, our net working capital was approximately $13.8 million. As of April 30, 2000, we were in compliance with all covenants, except the net working capital covenant, of the Finova line of credit and Finova waived compliance of the net working capital covenant until August 31, 2000. The initial term of the line of credit expired on November 29, 1997, but automatically renews for successive one-year periods unless terminated by either party within a specified period in advance of the automatic renewal date. We also maintain small lines of credit for the operating cash needs of our European subsidiaries.

    In addition to the credit facilities noted above, we established, in March 1999, a line of credit secured by approximately $10.0 million of our cash and commercial paper. This line of credit was established to finance the majority of the cost to develop our new corporate headquarters described in the paragraph below. Under the terms of the line, which must be repaid on or before September 17, 2000, we may borrow up to 85.0% of the total commercial paper account balance. We borrowed $7.5 million in March 1999, which bears interest at 6.125%, and we borrowed an additional $1.0 million in January 2000, which bears interest at 6.75%. The interest expended under the line of credit is being capitalized as a cost of construction of our new headquarters facility.

    In March 1999, we purchased an 8.3 acre parcel of land for $7.3 million in Irvine, California, where we are currently developing a corporate headquarters facility. We currently anticipate that this facility will be ready for occupancy in late July 2000. The cost of the land, together with the currently estimated cost of constructing the facility, including capitalized interest and other carrying costs, is approximately $15.7 million. We are currently considering various development and financing options including a long-term mortgage or sale-leaseback.

    The lease at our current headquarters location expires on June 30, 2000. The landlord has consented to allow us to remain at this location on a month-to-month basis thereafter. The landlord may, however, revoke its consent with a thirty day written notice. While we expect to complete our move in early August 2000, we can not assure you that the landlord will continue to consent to our occupancy of our current headquarters until the date that we are able to relocate to our new headquarters. We could experience a significant disruption in our business and results of operations would be negatively impacted if we were forced to relocate prior to the completion of our new headquarters.

    In September 1998, our board of directors approved an open market stock repurchase program. We are authorized to effect repurchases of up to $2.0 million in shares of our common stock. We expect to make these repurchases from time to time when we determine that these repurchases are the best available use of our available cash, given the price of our common stock and the interest income we would otherwise earn on our available cash. We intend to make any repurchases subject to an ongoing buyback program, and currently do not intend to repurchase more shares than the number of shares that are issued pursuant to employee stock option exercises or other employee stock purchase programs. We have repurchased a total of 77,845 shares at an average cost of $5.15 per share. No repurchases were made in the nine months ended April 30, 2000.

    As of April 30, 2000, we had cash and short-term marketable securities balances of $16.0 million and $10.9 million available under our line of credit, although $10.8 million of the short-term marketable securities are pledged as collateral for the real estate loan noted above. We intend to seek long-term financing to complete the development of our corporate headquarters. Since we also intend to acquire fixed assets and make additional expenditures to support our growth, we expect to seek additional financing to meet these anticipated cash requirements and to fund current operational losses. We cannot assure you that financing will be available on reasonable terms, or at all.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Foreign Currency Exchange Risk. We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. To date, the net effect of changes in foreign currency exchange rates on revenues and operating expenses have not been material. Our net sales are primarily recorded in U.S. dollars. Operating expenses incurred by our European subsidiaries are denominated primarily in European currencies. During the past two years, we advanced approximately $2.0 million to two of our European subsidiaries for their working capital expenses, for which we do not intend to seek or effect immediate repayment. We currently do not use financial instruments to hedge currency exposures. We intend to assess the need to utilize financial instruments to hedge these risks on an ongoing basis. We have in the past, and we may in the future, incur foreign exchange valuation losses on the intercompany advances outstanding at any particular time. We do not use derivative financial instruments for speculative trading purposes.

    Interest Rate Risk. Our exposure to market risks from changes in interest rates relates primarily to our investment portfolio. We invest in high credit quality issuers and, by policy, limit the amount of the credit exposure to any one issuer. We do not use derivative financial instruments in our investment portfolio. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting default, reinvestment and market risk. We mitigate default risk by investing in safe and high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any issuer. The investment portfolio includes only marketable securities with active secondary or resale markets to ensure liquidity.

    We are also exposed to market risk from changes in interest rates on our debt obligations. To date, the effect of changes in interest rates on interest expense have not been material. We currently do not use financial instruments to hedge our interest rate exposure. We intend to assess the need to utilize financial instruments to hedge this risk on an ongoing basis.

NEW ACCOUNTING STANDARDS

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments including derivative instruments embedded in other contracts and for hedging activities. Adoption of SFAS 133 is not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.

         In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulleting (SAB) No. 101, "Revenue Recognition in Financial Statements," as amended, which for the Company is effective April 1, 2000. SAB No. 101 summarizes certain of the SEC staff's views regarding the appropriate recognition of revenue in financial statements. The Company is currently reviewing SAB No. 101 and has not yet determined the potential impact on its financial statements.

YEAR 2000 INFORMATION

     The Year 2000 issue is the result of computer programs, microprocessors, and embedded date reliant systems using two digits rather than four to define the applicable year. If such programs are not corrected, date data concerning the Year 2000 could cause many systems to fail, lock up or generate erroneous results. As of the date of this filing, we have not incurred any significant business disruptions nor any significant product issues as a result of the Year 2000 issue. We offer a limited Year 2000 warranty on our products, and we have had no claims that our products were not Year 2000 compliant. We do not believe that any of our internal accounting and operational systems have been affected in any way that caused us to incur unexpected expenses to remediate the problem. However, while we are not aware of any such occurrences as of the date of this filing, Year 2000 issues may not become apparent as of this date and, therefore, there is no assurance that we will not be affected by future disruptions. While we currently believe that the Year 2000 issue has not caused significant internal operational problems, our failure to fully identify all Year 2000 dependencies or issues in our systems, equipment or processes, or the systems, equipment or processes of our vendors, customers or financial institutions, could have material adverse consequences for us.

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

          (b) No reports on Form 8-K were filed during the quarter ended April 30, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, County of Orange, State of California, on the 13th day of June, 2000.

                                             PROCOM TECHNOLOGY, INC.


                                             By:  /s/   Alex Razmjoo
                                                -------------------------------
                                                  Alex Razmjoo
                                                  Chairman, President and
                                                  Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-Q has been signed below by the following persons in the capacities and on the dates indicated.


          SIGNATURE                                           TITLE                                       DATE
          ---------                                           -----                                       ----
    /s/   Alex Razmjoo                              Chairman of the Board, President                  June 13, 2000
-----------------------------------                 and Chief Executive Officer
          Alex Razmjoo                              (Principal Executive Officer)



    /s/   Alex Aydin                                Executive Vice President, Finance                 June 13, 2000
-----------------------------------                 and Administration (Principal
          Alex Aydin                                Financial Officer)


    /s/   Frederick Judd                            Vice President, Finance and                       June 13, 2000
-----------------------------------                 General Counsel (Principal
          Frederick Judd                            Accounting Officer)

                                INDEX TO EXHIBITS


                                                                                                                        SEQUENTIALLY
    EXHIBIT                                                                                                                NUMBER
    NUMBER                DESCRIPTION                                                                                       PAGE
    ------                -----------                                                                                   ------------
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