Form 10-K
period 2000-07-31
PROCOM TECHNOLOGY INC
filed 2000-10-30
CIK 1025711

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

                     FOR THE FISCAL YEAR ENDED JULY 31, 2000

                         Commission file number 0-21053


                             PROCOM TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)


               California                              33-0268063
     (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)                Identification No.)

   58 Discovery, Irvine, California,                      92618
 (Address of principal executive office)                (Zip Code)


                                 (949) 852-1000
              (Registrant's telephone number, including area code)


                              HTTP://WWW.PROCOM.COM
                             (Registrant's Web Site)


              Formerly at 1821 East Dyer Road, Santa Ana, CA 92705 (Former name, former address and former fiscal year, if changed since last report.)


        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding in 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of September 30, 2000, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was approximately $147.5 million.

         The number of shares of Common Stock, $.01 par value, outstanding on September 30, 2000, was 11,581,677.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Information required by Part III is incorporated by reference to portions of the Registrant's Proxy Statement for the Year 2001 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2000 fiscal year.

                             PROCOM TECHNOLOGY, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED JULY 31, 2000

                                     PART I
Item 1.    Business..............................................   3
Item 2.    Facilities............................................  13
Item 3.    Legal Proceedings.....................................  13
Item 4.    Submission of Matters to a Vote of Security Holders...  13

                                     PART II

Item 5.    Market for Registrant's Common Stock
             and Related Stockholder Matters.....................  13
Item 6.    Selected Financial Data...............................  14
Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.................  15
Item 7A.   Quantitative and Qualitative Disclosures
             About Market Risk...................................  29
Item 8.    Financial Statements and Supplementary Data...........  29
Item 9.    Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosures................  47

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant....  48
Item 11.   Executive Compensation................................  48
Item 12.   Security Ownership of Certain Beneficial
             Owners and Management...............................  48
Item 13.   Certain Relationships and Related
             Transactions........................................  48

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules
             and Reports on Form 8-K ............................  48

THE INFORMATION CONTAINED IN THIS REPORT ON FORM 10-K INCLUDES FORWARD-LOOKING STATEMENTS. WHEN USED IN THIS REPORT, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FORECASTS," "PLANS," "FUTURE," "STRATEGY" OR WORDS OF SIMILAR IMPORT ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. OTHER STATEMENTS OF THE COMPANY'S PLANS AND OBJECTIVES MAY ALSO BE CONSIDERED TO BE FORWARD LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE, EXPRESSED IN THE FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLISH REVISED FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY TO ADVISE INTERESTED PARTIES OF CERTAIN RISKS AND OTHER FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND OPERATING RESULTS, INCLUDING THE DISCLOSURES MADE UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" IN THIS REPORT, AS WELL AS THE COMPANY'S OTHER PERIODIC REPORTS ON FORM 10-K, 10-Q AND 8-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

         The Company's principal executive offices are located at 58 Discovery, Irvine, CA 92618; its telephone number is (949) 852-1000 and its web site is HTTP://WWW.PROCOM.COM.

                                     PART I

ITEM 1. BUSINESS

GENERAL

         We are a designer and provider of network data storage and access appliances. Appliances are specialized devices that perform a specific function within the computer network. Data storage appliances are emerging as the solution of choice to manage the rapidly growing data storage requirements of computer networks. These appliances provide superior performance at a lower cost than general-purpose computers used as file servers. We have developed network attached storage, or NAS, appliances that we believe are faster, more reliable and easier to install and operate than similarly configured and comparably priced appliances. We achieve these advantages by integrating into our appliances proprietary, specialized operating system software optimized for data storage and retrieval.

         We were formed in 1987 to develop and market computer storage-related products. We began developing NAS appliances in 1997 as a natural evolution of our market-leading position in CD/DVD-ROM server and array appliances. We continue to sell these products, as well as storage upgrade products, such as higher capacity disk drive upgrade kits for notebook computers. Sales of these non-NAS products accounted for $37.8 million, or 59.8%, of net sales for fiscal 2000 and $74.4 million, or 73.4%, of our net sales for fiscal 1999. The demand for our CD servers and arrays has declined and we have experienced increased pricing pressures on our disk drive storage upgrade systems, resulting in lower overall revenue in fiscal 2000. We provide a line of high-performance NAS appliances that allows us to address the price and performance needs of our customers. In the future, we expect NAS and related technologies to be the principal focus of our business.

Industry Overview

   Large and Growing Need for Data Storage

         Companies increasingly view data as a strategic asset that creates a competitive advantage. Continuous and rapid access to this data is critical to managing a business effectively. The volume of data produced and stored by businesses is growing rapidly. EMC has estimated that data storage doubles every 90 days for dot com companies, and every six months for Fortune 2000 companies. The factors contributing to the growth in network storage requirements include:

         o  proliferation of e-commerce;

         o new communication media such as e-mail, digital imaging and video storage;

         o widespread use of enterprise applications, including enterprise resource planning, sales force automation, supply chain and customer relationship management systems; and

         o increasing personalization of consumer marketing and product development.

         As a result of these factors, expenditures for data storage are growing rapidly and consuming an increasing percentage of total information technology expenditures. IDC estimates that the worldwide storage market will grow from $29 billion in 1999 to $46 billion in 2003, a compound annual growth rate of 12.2%.

   Common Solutions to Network Storage Requirements

         There are several approaches to providing network data storage capacity. These approaches include:

         o General Purpose Servers. Companies can increase their data storage capacity by adding general purpose computers as data file servers or by attaching external storage devices directly to existing servers. General purpose servers are designed to execute computer applications and perform a wide variety of functions, including providing database, electronic mail, network management, file management and application services. They are not specifically designed to store and retrieve files. As a result, general purpose computers used as file servers often provide unsatisfactory file input/output, or I/O, performance, do not support computing platforms other than that of the server itself, and require significant maintenance and support. Moreover, because of their complexity, general purpose servers often cost more to purchase and operate than other alternatives and therefore represent a poor long-term value when used principally as storage devices.

         o Storage Area Networks. A storage area network, or SAN, is a self-contained fiber-optic network of high-speed storage devices. While SANs may be the preferred storage solution in very large computing environments with particular data access characteristics, they also have a number of disadvantages. SAN installations require significant upfront costs, and SAN systems are expensive to maintain. Moreover, they require the implementation and maintenance of a separate and proprietary fibre channel network, which is not compatible with the fibre channel networks of other SAN vendors.

         o Network Attached Storage. NAS appliances have been developed to offload basic file I/O tasks from general purpose servers. NAS appliances are designed to store and retrieve larger amounts of data more quickly than general purpose servers. Freed of all hardware and operating system elements unrelated to file I/O tasks, NAS appliances provide greater file throughput, usually for less cost. Unlike SAN devices, NAS appliances can be easily connected to an existing computer network, with additional appliances added over time as storage needs grow. NAS appliances can also complement a SAN deployment. These characteristics make NAS appliances a scalable, versatile and cost-effective data storage solution.

       The advantages of NAS have been acknowledged in the marketplace. The Gartner Group predicts that the NAS market will grow from approximately $1 billion in 1999 to $10 billion in 2003, representing a 77.8% compound annual growth rate. Because storage appliances are designed to perform a few dedicated functions, NAS appliances are ideal for companies seeking a storage solution that:

         o  is easy to install, use and administer;

         o  is easy to integrate with existing infrastructure components;

         o  has a low acquisition price and low total cost of ownership; and

         o  provides high speed data access, high capacity and scalability.

Specific Challenges in Data Management

         In general, enterprises using networked computing environments face challenges in managing rapidly growing volumes of distributed data. These challenges include:

         o Poor Data Access Performance. Data access performance across networks has historically been improved by increasing processor performance or by increasing network bandwidth. However, this approach has its limits. The remaining bottleneck in data access performance is caused by the file server's operating system, which must also perform many additional tasks unrelated to data access. These unrelated tasks slow the server's ability to respond to file I/O requests.

         o Difficulties Accessing Shared Data. Organizations require solutions that provide access to shared data. These organizations often install applications that run on differing and incompatible computing operating systems. However, many of these operating systems are incapable of accessing or sharing data created or stored on other systems without the assistance of additional software.

         o Unavailable Data. Unavailable data can result in costly business interruptions. Data availability is critical to worker productivity, making it imperative that network data storage devices have low failure rates, rapid recovery times and the ability to provide uninterrupted data service. Data unavailability can be caused by hardware and/or software failure.

         o Data Administration Challenges. Network data administration, including the backup and expansion of data storage capacity, requires the management of both hardware and software systems. This becomes more complex with large volumes of data, increasing numbers of users accessing data and wide distribution of data stored across the network. Storage devices that cannot be managed remotely place an added burden on technical personnel and resources.

         o Solutions That Are Not Easily Scalable. Given the continuing increase in data storage needs, effective storage solutions will provide a simple and economical means to increase capacity over time. Preferred solutions allow enterprises to modify their existing infrastructure and incur only incremental costs as they grow rather than to make extensive and expensive modifications to their computing networks.

         o High Total Cost of Ownership. The total cost of ownership for a storage solution includes not only the initial system purchase price, but also the costs associated with ongoing maintenance and support. Systems that require frequent service can have total ownership costs significantly greater than their initial purchase price.

The Procom Solution

         Our NAS appliances are well suited to address the growth in data storage as well as the specific challenges of data management. A key element of our solution is our proprietary operating system software, which we integrate with high-performance, industry-standard hardware components to provide our customers with the following benefits:

         o Fast File Service Response Times. Our NAS appliances are designed to achieve rapid I/O response times. We have developed proprietary operating system software optimized for data access and storage. This software enables our NAS appliances to execute user read and write requests significantly faster than general purpose computers used as file servers.

         o Cross-Platform Compatibility. Our NAS appliances provide native support and enable simultaneous shared file services for environments using UNIX, including Linux, and Windows NT operating systems. As a result, users can share data across multiple operating systems, eliminating the need to duplicate data or have separate storage devices for each computing environment. This functionality allows organizations to consolidate their data storage onto fewer devices, providing performance efficiencies and lower total cost of ownership.

         o High Levels of Data Availability and Product Reliability. Our appliances are designed to provide high levels of data availability with minimal incremental cost. Data journaling and hardware redundancies help ensure the protection and availability of data in the event of hardware component failure. Moving basic storage functions from a server to a NAS appliance improves the server's reliability and its ability to process non-storage functions.

         o Ease of Installation, Administration and Maintenance. Our appliances are easier to install and operate than both general purpose computers and NAS appliances from other vendors. Our NAS appliances are specifically designed to be installed easily and quickly, some in just minutes. Moreover, our appliances' management software is accessible via a Web browser, making remote initiation of diagnosis and management utilities possible. In general, our appliances simplify system administration and permit more efficient use of technical personnel.

         o Scalable Solution. Our appliances are designed so that storage capacity can grow on an incremental and cost-effective basis while maintaining high throughput levels. A system administrator can incrementally increase storage capacity by adding disk drives to an existing appliance, or by adding additional NAS appliances to the existing network infrastructure without an interruption in access to stored data. Adding one of our NAS appliances to a network takes less time than adding a general purpose file server. This capability allows customers to expand their storage capacity incrementally without significant changes to their network infrastructure.

         o Low Total Cost of Ownership. We reduce the initial cost of ownership by taking advantage of the price and performance of commercial off-the-shelf hardware components. Our products are easy to install, which also helps to reduce the initial cost of ownership. We reduce the ongoing cost of ownership by providing products with exceptional reliability and low maintenance costs.

Strategy

         Our objective is to become the leading provider of network attached data storage and access appliances by employing the following strategies:

         o Seek NAS Market Leadership by Building On Our Storage Experience. Over the past several years, we have designed, developed and distributed NAS appliances. We plan to expand our NAS market presence by continuing to develop our NAS technology and expanding our NetFORCE product line. As part of this strategy, we will seek to build on our data storage experience and existing customer relationships.

         o Expand our Direct Sales Force and Target Data-Intensive Markets. We intend to increase the size of our direct sales force over the next 12 months. We believe that a strong direct sales presence is important in penetrating data-intensive markets, including e-business, networking, and enterprises using applications such as Web and e-mail hosting, data warehousing, imaging, multimedia and digital video production. We intend to use our direct sales force to complement and support our channel partners through joint sales calls, market education and development and post-sales support.

         o Increase Indirect Sales. We plan to expand our relationships with our existing channel partners, especially UNIX resellers and other resellers with access to our targeted markets. We also intend to engage new channel partners to enhance our ability to penetrate targeted markets. For example, we recently signed a national distribution agreement with Merisel Open Computing Alliance, or MOCA, a large master reseller of Sun Microsystems' products, to distribute our NAS appliances to UNIX resellers throughout the United States. We intend to continue the expansion of our distribution capabilities by entering into additional agreements with selected OEMs, distributors, VARs and system integrators.

         o Focus on Software Differentiation. We will continue to differentiate our appliances by developing additional features and functionality within our proprietary operating system software. We believe this approach provides us with a competitive advantage and allows us to design systems with advanced features that provide an exceptional level of system speed, availability and reliability. We also intend to work closely with industry leading software providers to enable our NAS appliances to be integrated with their software architectures. To complete these efforts, we intend to continue to expand our software engineering staff.

         o Expand Business Alliances. We intend to seek OEM, joint development and joint marketing and other agreements with hardware and software vendors and other companies that sell complementary appliances. For example, we have entered into an agreement with Hewlett-Packard to provide a hardware platform and software for incorporation into Hewlett-Packard NAS appliances. We believe this kind of arrangement provides us with access to complementary sales channels, as well as early insight into technological developments and future product release information. We believe these benefits will assist us in anticipating and responding to market opportunities.

Products

         We currently offer two broad categories of products: NAS appliances and other data storage products. We began offering our NAS appliances in 1997. In the future, we expect NAS and related technologies to be the principal focus of our business. Our NAS appliances represented 40.2% of our net sales in fiscal 2000 and 26.6% for fiscal 1999.

   Network Attached Storage Products

         NetFORCE. Our NetFORCE appliances are disk-based, read and write NAS storage appliances with optimized software providing faster I/O performance than stand-alone file servers and direct attached storage products. Our NetFORCE product line ranges from an entry level, plug and play, 75 gigabyte device designed for remote offices and small-sized computer workgroups to our highest performance, fault tolerant network data server that provides up to 2.5 terabytes of storage capacity. We were named "Finalist" by Federal Office Systems Exposition, in 1999 for our NetFORCE 100 product. In 2000, Hewlett-Packard received the same award for its version of our NetFORCE 1500 product. The list prices for our NetFORCE product line range from approximately $5,000 to $200,000, depending primarily on the model purchased and the product configuration specified by the customer. The table below describes the key features and target markets for each of these appliances.

         DataFORCE. Our DataFORCE appliances are CD/DVD-ROM-based, read only NAS storage devices. Our product line consists of devices that provide a high-speed economical means to distribute data to user workstations from as many as 250 CD-ROM disks. In 1999, DataFORCE was awarded "Editor's Choice Award" by Network Computing magazine and "Product of the Year" by Imaging and Documents Solutions magazine. The table below also describes the key features and target markets for each of these appliances.

Product                         Key Features                              Target Markets
-------                         ------------                              --------------
NetFORCE 2500SFT                o Hardware redundancies eliminate any     Businesses requiring the highest
Symmetric Fault Tolerant          single point of failure and built in    level of data availability and
                                  backup/restore software                 integrity, including storage
                                o Files accessed and shared by both       intensive enterprises using
                                  Windows NT and UNIX-based systems       Windows NT, UNIX and Linux-based
                                o Web-based remote device management      systems.
                                o Easy stand-alone installation

NetFORCE 2200HA                 o Hardware redundancieso Files            Storage intensive e-businesses
High Availability                 accessed and shared by both Windows NT  using Windows NT, UNIX and
                                  and UNIX-based systems                  Linux-based systems, including
                                o Extensive backup, re-store and          ISPs, Web and e-mail hosts and
                                  recovery capabilities and web-based     engineering environments
                                  remote device management
                                o Easy stand-alone configuration

NetFORCE 1500                   o Hardware redundancies ensure data       Workgroups using Windows NT, UNIX
                                  integrity                               and Linux-based systems,
                                o Allows files to be accessed and         especially mid-sized e-businesses
                                  shared by both Windows NT and           and engineering intensive
                                   UNIX-based systems                     environments
                                o Simple plug and play installation

Product                         Key Features                              Target Markets
-------                         ------------                              --------------
DataFORCE 1000R                 o 250 CD-ROM capacity                     Organizations that use document
Rack-mountable                  o Web-based remote device management      imaging and firms with
                                  and modular fault tolerant design       extensive data access needs,
                                o Supports Windows NT, UNIX, Novell       including libraries, law firms,
                                  and Macintosh environments              accounting firms, educational and
                                                                          other institutions.

DataFORCE 100/200/300           o Up to 115 CD-ROM capacity with          Organizations that use document
                                  web-based remote device management      imaging technologies. Also,
                                o Easy to install                         libraries, law firms, public
                                o Supports Windows NT, UNIX, Novell       accounting firms, educational and
                                  and Macintosh environments              other institutions.

         We are currently in the process of developing our next generation NetFORCE appliances. These new appliances are expected to have internal fibre channel hardware, enhanced backup and restore capabilities, increased storage capacity and greater data access speeds. In addition, we intend to continue development of our proprietary software to further improve system performance.

   Other Data Storage Products

         We also develop and market a number of other data storage products, including disk drive upgrades, standalone and networked CD/DVD-ROM servers and arrays, as well as tape backup products. Our disk drive upgrades allow users to increase the storage capacity of their laptop and desktop computers, which extends the life of their initial hardware investment. Our CD/DVD-ROM servers and arrays allow users to access software and data stored on these media. Our tape backup products provide reliable backup storage for large amounts of data. We offer these products in a variety of configurations depending on the price and performance requirements of our customers.

         Together, these products constituted 59.8% of our total net sales in fiscal 2000, and 73.4% for fiscal 1999. We anticipate our sales of these products to decline over time, especially as a percent of total net sales, as we continue to transition to the growth opportunity presented by the NAS market. We plan to provide continued technical and customer support for these products to our customers and channel partners.

Technology

         Our NAS operating system and the associated software and hardware components are designed to achieve the following objectives:

         o providing high-speed access to data by optimizing network, computer processor and hard drive features and interfaces;

         o allowing files created in both the UNIX and Windows NT environments to be shared simultaneously and across multiple operating systems, while protecting the integrity of the underlying data;

         o  supporting the native security features of both UNIX and Windows NT;

         o supporting remote management and monitoring of the NAS device via Web-based software;

         o supporting the backup and restoring functionality of commonly used storage management software applications; and

         o  enabling ease of installation by the user.

         Although our core technical competence is in the development of software, we also possess hardware engineering expertise. We use this expertise to integrate our software with best-of-breed hardware components. A key element of our design philosophy is to utilize hardware components from third-party vendors to the extent possible. This approach allows us to benefit from the technological advances of numerous competing hardware vendors, while benefiting from the constant price erosion in several hardware sectors. Moreover, this philosophy reduces our dependence on any one supplier. We intend to improve the performance of our software, incorporate anticipated advances in disk drive and computer processor hardware, and support the complementary storage technologies and software applications of other vendors.

Customers

         The customers that use our NAS appliances and our other data storage products represent a broad array of enterprises within diverse industry sectors, including e-businesses, financial services, communications, healthcare and governmental agencies. Generally, NAS customers are organizations that require highly reliable, readily accessible, and easily managed storage. These organizations are typically in highly competitive markets and rely on data-intensive applications, such as Web servers, search engines, data warehousing and data mining, multimedia, engineering, digital video production, and ERP. Our NAS appliances and other data storage products are currently sold primarily through distributors, VARs and system integrators under the Procom brand, and OEMs under their brands.

Sales and Marketing

         We have an international marketing and distribution strategy. We distribute our products through a number of channels including distributors, VARs, system integrators and, increasingly, a direct sales force. We also seek OEM and distribution arrangements to increase the worldwide distribution of our NAS appliances. For example, we recently entered into an agreement with Hewlett-Packard as part of this strategy. As of July 31, 2000, we employed a total of 98 individuals in sales and marketing, composed of 49 in direct sales, 35 in customer service and technical support, and 14 in marketing.

   Sales

         We use a variety of selling channels, which are selected based on the needs and characteristics of our markets and products. For example, we sell our entry-level NAS and non-NAS products principally through VARs and distributors. We sell our high-end NAS appliances through OEMs, VARs and system integrators supported by our own direct sales force. We believe this hybrid approach is the most efficient and cost-effective strategy for distributing these high-end appliances, which often require custom configuration and typically involve significant customer contact and a long sales cycle.

         Direct Sales. As of July 31, 2000, our direct sales force consisted of 31 domestic and 18 international sales professionals and technical sales support specialists. Most of these employees are based at our headquarters office. We also have direct sales employees based elsewhere in the U.S. and abroad. Our direct sales force focuses on generating sales opportunities for our channel partners, which helps to avert competition between our channel partners and our direct sales force. We expect to increase significantly the number of sales professionals and technical sales support specialists, both domestically and internationally, to support the transition of our business toward our NAS appliances.

         Indirect Sales. Our indirect channel partners consist of system integrators, VARs, OEMs and distributors. Our indirect channel partners market, sell, implement and support our products. We intend to enhance our existing relationships with these partners and develop relationships with additional indirect channel partners; especially those that we expect to enhance our ability to penetrate target markets. For example, in April 2000, we entered into a relationship with MOCA, a large master reseller of Sun Microsystems' products, to distribute our NAS appliances to UNIX resellers throughout the United States.

         As of July 31, 2000 our indirect channel partners included:

         System Integrators                VARs
             o CSC                             o Compucom
             o EDS                             o Custom Edge
             o Cope AG                         o CDW
             o Southern Computer Supplies      o Sarcom
                                               o Insight
         Distributors/Other                    o Enpointe
             o Merisel and MOCA                o Comark
             o Ingram Micro                    o IKON
             o Tech Data                       o Online Connecting Point
             o Hewlett-Packard

   Marketing

         Our marketing organization consists of a product marketing group and marketing communications group. Our product marketing group is responsible for product direction, market opportunity identification and strategic positioning, as well as industry research education. Our product marketing activities also include development of relationships with indirect channel partners, participation in tradeshows to promote and launch our products and coordination of our involvement in various industry standards organizations. One of our employees currently chairs the NAS committee of the Storage Networking Industry Association (SNIA), a committee whose purpose is to define and promote NAS standardization.

         Our marketing communications group is responsible for increasing awareness of our company and our products. These efforts include brand promotion, public relations, advertising, industry trade show participation, speaking engagements, seminars, direct mail and Web site content development. Our marketing communications professionals also produce data sheets, presentations, and product demonstrations.

Business Alliances

         We have entered into business alliances with OEMs, resellers, software vendors and channel partners. These business alliances have often accelerated our development of NAS technology and have helped us improve the performance, features and functionality of our products. Examples of these alliances include the following:

   Hewlett-Packard

         In December 1999, we entered into an agreement with Hewlett-Packard under which we supply a customized version of our mid-range NAS hardware and software for incorporation in a Hewlett-Packard NAS solution for the Windows NT and UNIX markets. The agreement has a five-year term and has no minimum quantity commitments. We expect that Hewlett-Packard will market and support the NAS appliances developed with our technology through its network of computer resellers. We began shipments under this agreement in April 2000. We believe that HP may introduce other NAS appliances based on other non-Procom proprietary technology that can be either complementary or competitive to our product offering.

   Novell

         We began working with Novell in 1996 to facilitate incorporation of Novell services in NAS technology. We entered into this relationship in recognition of strong customer demand for support of Novell networks with our DataFORCE appliances. In July 1999, Novell certified our DataFORCE line of CD/DVD-ROM servers for operation under NetWare, including client versions for Windows and Novell Directory Services.

Customer Service and Support

         We are committed to providing our customers with timely and effective service and support. Our engineers and technicians work closely with our sales personnel to provide system integrators, VARs, OEMs and distributors with pre- and post-sales support, technical support, education, training and consulting services. We provide these services by telephone and facsimile, as well as through online bulletin board services and Web sites. As of July 31, 2000, our customer service and support team consisted of 35 people, including 14 in our headquarters in California and 12 in the field. We also rely on our system integrators, VARs, OEMs and distributors to provide technical support and service.

Research and Development

         We believe that a substantial commitment to research and development is essential to our ability to introduce new and enhanced products that address emerging market opportunities. As of July 31, 2000, our engineering and product development staff consisted of 54 employees, which includes 21 software engineers, 25 hardware engineers and 8 software quality assurance technicians. Before we develop a new product, our research and development engineers work with marketing managers and customers to develop specifications for product requirements. Our engineers then design the new product around those specifications. After we commercially release a new product, our engineers continue to work with customers to refine the specifications for future generations and upgrades of our products.

         In order to respond to the short product life cycle inherent in the industry, our research and development team monitors industry trends to aid in selecting new technologies and features for potential development and incorporation into our appliances. We have devoted substantial resources to the development of our proprietary operating system software

         Our total expenses for research and development were $4.8 million in fiscal 1998, $5.5 million for fiscal 1999 and $7.2 million for fiscal 2000. We anticipate that the dollar amount of our research and development expenses will continue to increase in support of our NAS business. We intend to devote a decreasing amount of resources toward the support and further development of our other data storage products.

Manufacturing and Assembly

         We conduct our primary manufacturing and assembly activities at our headquarters in Irvine, California. These activities consist of testing, assembly and component integration. We have historically operated without a significant backlog and generally purchase the major components of our products based on historical requirements and forecast needs. Some of our products require printed circuit boards, special metal or plastic housings, software, manuals, additional hardware components and certain custom components manufactured to our specifications. We subcontract with third-party vendors for the manufacture of these items. Our strategy has been to develop cooperative relationships with our most important suppliers, which involves exchanging critical information and implementing joint quality training programs. This strategy helps to minimize supply disruptions and maintain component quality. We test and evaluate the components used in our products. In addition, we perform quality assurance testing on our completed products. We use just-in-time manufacturing techniques and believe we have sufficient manufacturing capacity to meet foreseeable production needs. In December 1999 we were awarded ISO 9001 certification.

Competition

         The market for NAS appliances is rapidly evolving and competitive. We believe we compete with the following companies:

         o other NAS companies, such as Network Appliance, Cobalt Networks and Auspex;

         o companies which provide entry level NAS filers such as Quantum, Maxtor, and Connex;

         o computer manufacturers which also provide NAS solutions along with other data storage products, such as Compaq, Sun Microsystems and Dell;

         o direct-selling storage providers targeting enterprises requiring high capacity storage solutions, such as EMC and Storage Technology; and

         o smaller enterprises that provide and sell unique solutions to various computer users.

         Our overall success depends to a great extent on our ability to continue to develop appliances that incorporate new and rapidly evolving technologies to provide users with cost-effective data storage and information access solutions. In our NAS business, we compete principally on the basis of:

         o  product features and performance;

         o  ease of installation, administration and maintenance;

         o  cross-platform compatibility and scalability;

         o  total cost of ownership;

         o engineering, technical expertise and development of proprietary software;

         o  time to market with new features and appliances; and

         o  technical support and customer service.

         We believe that we compete effectively in each of these areas. Additionally, we believe that our accumulated expertise in developing operating system software differentiates our NAS appliances from those of our competitors and poses a barrier to entry for current and potential competitors. We believe that our channel relationships with system integrators, computer resellers, VARs and distributors as well as the price and performance characteristics of our NAS appliances provide us with a competitive advantage.

         The market for our other data storage appliances is mature and intensely competitive. Within our non-NAS product businesses, we believe we compete with the following companies in the following categories:

         o computer manufacturers which provide storage upgrades for their appliances, such as IBM, Compaq and Dell; and

         o hard drive, CD server/array and tape backup manufacturers, such as Maxtor and Quantum.

         We believe we compete effectively with these competitors by offering a broad range of reasonably priced appliances, by maintaining relationships with computer resellers and VARs that possess key relationships with decision makers at end users, and at the same time developing brand name identity through marketing and advertisements.

INTELLECTUAL PROPERTY

         Our success and ability to compete is dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely primarily on a combination of copyright and trade secret protections and confidentiality agreements to establish and protect our intellectual property rights. We seek to protect our software, documentation and other written materials under trade secret, copyright and patent laws, which afford only limited protection. We have registered our "Procom" name and logo. We will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality agreements with our employees, resellers and customers. We have exclusive rights to our domain name, "www.procom.com."

EMPLOYEES

         As of July 31, 2000, we had 235 full-time employees plus 8 full-time contractors. Of the total, 98 are in sales and marketing (including 49 in direct sales and 35 in customer service and technical support), 51 in manufacturing (including testing, quality assurance, warehousing and materials functions), 54 in engineering and product development, including 21 in software development (plus 8 contractors) and 32 in finance and administration. We have 186 employees in the United States, 35 in Germany, 9 in Italy and 5 in other countries in Europe. None of our employees is represented by any collective bargaining agreement. We have never experienced a work stoppage and consider relations with our employees to be good.

ITEM 2.  FACILITIES

         Our principal administrative, sales, marketing, manufacturing and research and development facility had been located in approximately 62,000 square feet of leased office space in Santa Ana, California. The lease for this office space expired on August 31, 2000. In late August 2000, we moved to our new corporate headquarters in Irvine, California (see below).

         In March 1999, we purchased an 8.3 acres parcel of land in Irvine, California for $7.3 million for use as our corporate headquarters. Construction commenced in late 1999 and was completed in late August 2000 when we took possession of the facility. The construction company engaged to build our facility is partially owned by a brother of Frank Alaghband, one of our directors and executive officers. The new facilities will be approximately 127,000 square feet, of which we plan to occupy approximately 80,000 square feet. We anticipate leasing the remaining 47,000 square feet of our new facilities and have initiated discussions with interested parties. However, no assurance can be given that we will be successful in completing such a lease. Construction costs were approximately $16.6 million, including $2.0 million in costs incurred subsequent to July 31, 2000 and approximately $0.7 million in capitalized interest costs.

         We also lease space aggregating 33,000 square feet to house operations of our subsidiaries located outside the United States in Germany, Italy, Switzerland and Great Britain. In addition, we lease 1,600 square feet for a sales and support office in Toronto, Canada.

ITEM 3.  LEGAL PROCEEDINGS.

         We are not a party to any material legal proceedings. The Company is from time to time involved in other litigation related to its ordinary operations, such as collection actions and vendor disputes. The Company does not believe that the resolution of any such other existing claim or lawsuit will have a material adverse affect on the Company's business, results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


         (1) Our common stock is listed on the Nasdaq National Market System under the symbol "PRCM". The approximate number of holders of record of our common stock as of September 30, 2000 was 90 and the number of beneficial owners is believed to be in excess of 2000. Our common stock was first listed on the date of our public offering of shares on December 18, 1996.


         (2) We have never paid cash dividends on our common stock. We currently anticipate retaining future earnings, if any, to internally finance growth and product development. Payment of dividends in the future will depend upon our earnings and financial condition and various other factors our directors may deem appropriate at the time. Our line of credit agreement restricts the payment of cash dividends.

         (3) The range of high and low sales prices of our common stock, as reported by the Nasdaq National Market System, for each quarter of fiscal 1998, 1999 and 2000:

                            First Quarter           Second Quarter          Third Quarter          Fourth Quarter
                          ------------------      -----------------      -------------------     ------------------
                           High        Low         High        Low        High        Low         High         Low
                          ------      ------      ------      -----      ------      ------      ------      ------
         Fiscal 2000      $10.13      $ 5.63      $38.25      $8.63      $89.75      $15.50      $74.00      $21.19


         Fiscal 1999      $ 6.50      $ 4.25      $12.63      $5.94      $ 9.56      $ 4.00      $ 9.75      $ 3.81


         Fiscal 1998      $18.63      $10.31      $17.75      $7.81      $10.75      $ 7.13      $ 8.25      $ 5.25

ITEM 6. SELECTED FINANCIAL DATA.

FINANCIAL HIGHLIGHTS

                                                                         YEAR ENDED JULY 31,
                                                  -------------------------------------------------------------------
                                                    1996           1997          1998          1999            2000
                                                  --------       --------      --------      ---------       --------
STATEMENT OF OPERATIONS DATA:
(in '000s except per share data)

Net sales                                         $ 73,456       $109,332      $111,886      $ 101,290       $ 63,210
Cost of sales                                       51,489         72,684        75,527         73,003         46,189
                                                  --------       --------      --------      ---------       --------
Gross profit                                        21,967         36,648        36,359         28,287         17,021

Selling, general and administrative expenses        15,401         19,155        22,257         26,314         21,930
Research and development expenses                    1,635          3,922         4,788          5,502          7,187
Acquired research and development                                                 1,693
Impairment and restructuring charge                                                              1,626
                                                  --------       --------      --------      ---------       --------
Total operating expenses                            17,036         23,077        28,738         33,442         29,117
                                                  --------       --------      --------      ---------       --------
Operating income (loss)                              4,931         13,571         7,621         (5,155)       (12,096)
Interest income (expense), net                        (282)           328         1,229          1,222          1,048
                                                  --------       --------      --------      ---------       --------
Income (loss) before income taxes                    4,649         13,899         8,850         (3,933)       (11,048)
                                                  --------       --------      --------      ---------       --------
Provision (benefit) for income tax                   1,800          5,452         3,474         (1,058)        (3,064)
                                                  --------       --------      --------      ---------       --------
Net income (loss)                                 $  2,849       $  8,447      $  5,376      $  (2,875)      $ (7,984)
                                                  ========       ========      ========      =========       ========
Net income (loss) per share:
    Basic                                         $   0.31       $   0.83      $   0.48      $   (0.26)      $  (0.70)
                                                  ========       ========      ========      =========       ========
    Diluted                                       $   0.31       $   0.81      $   0.48      $   (0.26)      $  (0.70)
                                                  ========       ========      ========      =========       ========
Weighted average number of shares
    Basic                                            9,000         10,205        11,114         11,241         11,351
                                                  ========       ========      ========      =========       ========
    Diluted                                          9,172         10,374        11,252         11,241         11,351
                                                  ========       ========      ========      =========       ========


                                                                             YEAR ENDED JULY 31,
                                                          -----------------------------------------------------------
                                                           1996         1997         1998         1999         2000
                                                          -------      -------      -------      -------      -------
CONSOLIDATED BALANCE SHEET DATA (in '000s):
Cash and short-term marketable securities                 $   793      $18,777      $23,362      $22,433      $15,515
Working capital                                             4,632       29,220       32,873       31,245       10,604
Total assets                                               21,112       43,274       54,439       57,088       52,796
Line of credit                                              4,185           --          210          254          610
Loan payable                                                   --           --           --        7,500       10,750
Total shareholders' equity                                $ 5,136      $30,067      $36,732      $34,286      $27,556

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Procom develops, manufacturers and markets NAS appliances and other storage devices for a wide range of computer networks and operating systems. Our NAS appliances, which consist of our DataFORCE and NetFORCE product lines, provide end-users with faster access to data at lower overall cost than other storage alternatives. We refer to these products collectively as our NAS appliances. In addition, we sell disk drive storage upgrade systems, CD/DVD-ROM servers and arrays and tape backup products, which we refer to collectively as our non-NAS products. In the last two years, we have significantly increased our focus on the development and sale of NAS appliances. We continue to develop more advanced NAS appliances and expect this business to be our principal business in the future. We are currently analyzing the market demands and opportunities for all of our non-NAS products, and hope to transition users of these products to our growing line of more complex, generally higher margin NAS solutions.

         In December 1999, we executed an agreement with Hewlett-Packard, under which we supply a customized version of our mid-range NAS appliance hardware and software for Hewlett-Packard for resale. Under the agreement, which has a five-year term, and which has no minimum quantity commitments, we expect that Hewlett-Packard will market and support the NAS appliances through their distribution channels. We commenced shipments under the agreement in limited quantities in April 2000.

         Changing Business Mix. In recent periods, we have experienced significantly reduced demand, revenues and gross margins for our non-NAS products and we have discontinued some non-NAS products. The demand for our CD servers and arrays has declined and we have experienced increased pricing pressures on our disk drive storage upgrade systems, resulting in lower overall revenues and gross margins. Our gross margins vary significantly by product line, and, therefore, our overall gross margin varies with the mix of products we sell. For example, our sales of CD servers and arrays have historically generated higher gross margins than those of our tape back-up and disk drive products. Because recently we have sold, and expect to continue to sell, fewer CD server and arrays, we expect our overall gross margins to be negatively affected. In future periods, as sales of our higher margin NAS appliances increase as a percentage of total sales, we expect our overall gross margins to be positively affected.

         Our revenues and gross margins have been and may continue to be affected by a variety of factors including:

         o  new product introductions and enhancements;

         o  competition;

         o  direct versus indirect sales;

         o  the mix and average selling prices of products; and

         o  the cost of labor and components.

         Revenue and Revenue Recognition. We generally record sales upon product shipment. In the case of sales to most of our distributors, we record sales when the distributor receives the products. We recognize our product service and support revenues over the terms of their respective contractual periods. Our agreements with many of our VARs, system integrators and distributors allow limited product returns, including stock balancing, and price protection privileges. We maintain reserves, which are adjusted at each financial reporting date, to state fairly the anticipated returns, including stock balancing, and price protection claims relating to each reporting period. Generally, the reserves will increase as sales and corresponding returns increase. In addition, under a product evaluation program established by us, our indirect channel partners and end users generally are able to purchase appliances on a trial basis and return the appliances within a specified period if they are not satisfied. We do not record evaluation units as sales until the customer has accepted and paid for these units.

         Costs and Expenses. Our cost of sales consists primarily of the cost of components produced by our suppliers, such as disk drives, cabinets, power supplies, controllers and CPUs, our direct and indirect labor expenses and related overhead costs such as rent, utilities and manufacturing supplies and other expenses. In addition, cost of sales includes third-party license fees, warranty expenses and reserves for obsolete inventory.

         Selling, general and administrative expenses include costs directly associated with the selling process such as salaries and commissions of sales personnel, marketing, direct and cooperative advertising and travel expenses. General and administrative expenses include our general corporate expenses, such as salaries and benefits, rent, utilities, bad debt expense, legal and other professional fees and expenses, depreciation, and amortization of goodwill. These costs are expensed as incurred.

         Our research and development expenses consist of the costs associated with software and hardware development. Specifically, these costs include employee salaries and benefits, consulting fees for contract programmers, test supplies, employee training and other related expenses. The cost of developing new appliances and substantial enhancements to existing appliances are expensed as incurred.

         The following table sets forth consolidated statement of operations data as a percentage of net sales for each of the periods indicated:

                                                    YEAR ENDED JULY 31,
                                                ---------------------------
STATEMENT OF OPERATIONS                          1998      1999       2000
                                                ------    ------     ------
Net sales                                       100.0%    100.0%     100.0%

Cost of sales                                    67.5      72.1       73.1
                                                -----     -----      -----
    Gross profit                                 32.5      27.9       26.9

Operating expenses:
    Selling, general and administrative          19.9      26.0       34.7
    Research and development                      4.3       5.4       11.4
    Acquired research and development             1.5        --         --
    Impairment and restructuring charge            --       1.6         --
                                                -----     -----      -----
    Total operating expenses                     25.7      33.0       46.1
                                                -----     -----      -----
Operating income (loss)                           6.8      (5.1)     (19.2)
                                                -----     -----      -----
Interest income and (expense), net                1.1       1.2        1.7
                                                -----     -----      -----
Income (loss), before income taxes                7.9     (3.9)     (17.5)
Provision (benefit), for income taxes             3.1     (1.1)      (4.8)
                                                -----     -----      -----
Net income (loss)                                 4.8%    (2.8)%    (12.7)%
                                                =====     =====      =====

FISCAL YEAR ENDED JULY, 31, 2000 COMPARED TO FISCAL YEAR ENDED JULY 31, 1999

         Net Sales. Net sales decreased by 37.6% to $63.2 million for the year ended July 31, 2000, from $101.3 million for the year ended July 31, 1999. This decrease resulted from a significant decrease in unit sales of CD servers and arrays and disk drive storage upgrade systems, combined with the effect of significant price erosion of the average selling price of these products. We expect to see continued weakness in the demand for our disk drive storage upgrade systems and CD servers and arrays and non-NAS product sales throughout fiscal 2001, and we may accelerate the discontinuance of our non-NAS products.

         Net sales related to our disk based NAS appliances increased 118.3% to $17.4 million for the year ended July 31, 2000, from $8.0 million for the year ended July 31, 1999. This increase was primarily the result of increased unit sales of our NetFORCE NAS appliances including approximately $3.0 million in sales to Hewlett-Packard under our five-year agreement with them and, to a lesser extent, increased sales of our DataFORCE NAS appliances.

         International sales fell to $26.2 million, or 41.4% of our net sales, for the year ended July 31, 2000, compared to $33.7 million, or 33.3% of our net sales, in the year ended July 31, 1999. While the decrease in absolute dollars was the result of reduced sales of commodity disk drive and tape backup systems internationally, the increase in international sales as a percentage of our net sales was due primarily to reduced U.S. sales of our CD servers and arrays.

         Gross Profit. Gross profit decreased 39.8% to $17.0 million, for the year ended July 31, 2000, from $28.3 million, for the year ended July 31, 1999. Gross margin decreased to 26.9% of net sales for the year ended July 31, 2000, from 27.9% of net sales for the year ended July 31, 1999. The decrease in gross margin was primarily the result of the higher percentage of total revenues of our European subsidiaries, which have historically experienced lower margins, and to a lesser extent, a reduction in sales of CD servers and arrays, which have historically experienced higher margins. In addition, we realized reduced margins on lower sales of disk drive upgrade systems due to competition and price erosion in the disk drive upgrade industry. We expect further reductions in gross margins due to decreases in sales of some of our higher margin non-NAS product lines, such as CD servers and arrays, until sales of our NAS appliances significantly increase as a percentage of our total sales.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 16.7% to $21.9 million in the year ended July 31, 2000, from $26.3 million in the year ended July 31, 1999, and increased as a percentage of net sales to 34.7% from 26.0%. The dollar decrease in selling, general and administrative expenses was primarily the result of reduced sales commissions, occasioned by lower gross profit. In addition, we incurred reduced advertising and marketing costs, and reduced legal fees, offset by increases in the cost of personnel necessary to support our NAS sales and marketing efforts. During the year ended July 31, 2000, we identified and eliminated certain positions and functions not related to our core NAS activities. As a result, we experienced a slight reduction in selling, general and administrative expenses in the third and fourth quarters of fiscal 2000. However, we expect overall selling, general and administrative expense to increase in future periods as we plan to substantially increase spending on efforts to market our NAS appliances and we expect increased facilities costs, such as utilities, taxes and maintenance, as we utilize our recently completed corporate headquarters.

         Research and Development Expenses. Research and development expenses increased 30.6% to $7.2 million, or 11.4% of net sales, for the year ended July 31, 2000, from $5.5 million, or 5.4% of net sales, for the year ended July 31, 1999. These increases were primarily due to compensation expense for additional NAS software programmers and hardware developers. We anticipate that our research and development expenses will continue to increase, both in absolute dollars and as a percentage of net sales, with the expected addition of dedicated NAS engineering resources.

         Interest Income (Expense). Net interest income decreased 14.2% to $1.0 million for the year ended July 31, 2000, from $1.2 million for the year ended July 31, 1999. During fiscal year 2000, we invested the majority of our available cash in investment-grade commercial paper with maturities of less than 90 days. As a result of a decrease in our investable cash position, partially offset by slightly increased interest rates, net interest income decreased in fiscal 2000. Interest expense for each of the applicable periods includes relatively minor amounts of interest paid on lines of credit maintained by our foreign subsidiaries. We expect that interest income will be reduced in the future and that interest expense will increase significantly due to the financing of our corporate headquarters, and our need to borrow additional amounts to finance our operations.

         Provision (Benefit) for Income Taxes. Our effective tax benefit rate for the year ended July 31, 2000 was (27.7%), compared to an effective tax benefit rate of (26.9%) for the same period in fiscal 1999. The fiscal 2000 benefit approximates the federal and state statutory rates applied to our U.S. operating losses, reduced by unusable foreign operating losses, and adjusted for research and development credits. The corresponding fiscal 1999 effective tax rate reflects the statutory rates and unusable foreign losses, partially offset by research and development tax credits.

FISCAL 1999 COMPARED TO FISCAL 1998

         Net Sales. Net sales decreased 9.5% to $101.3 million in fiscal 1999 from $111.9 million in fiscal 1998. Our European subsidiaries recorded $28.9 million in net sales in fiscal 1999. Without these sales, our consolidated net sales would have decreased by 35.2% to $72.4 million. Net sales decreased from fiscal 1998 to fiscal 1999 primarily as a result of reduced unit sales for our CD servers and arrays, along with further price reductions on our notebook and desktop disk drive upgrade product lines.

         Net sales related to our disk based NAS appliances increased 119.0% to $8.0 million in fiscal 1999 from $3.7 million in fiscal 1998. This increase was primarily the result of increased sales of our newly introduced NetFORCE NAS appliances and continued growth in sales of our DataFORCE NAS appliances. We also recorded $18.9 million in sales of our CD-ROM based NAS units in fiscal 1999.

         International sales primarily to European customers and secondarily to Middle Eastern, Latin American and Pacific Rim customers, were $33.7 million for fiscal 1999 and $19.0 million for fiscal 1998, and accounted for approximately 33.3% of net sales for fiscal 1999 and 16.9% of net sales for fiscal 1998. International sales increased in absolute dollars and as a percentage of net sales from fiscal 1998 to fiscal 1999 as a result of the inclusion of net sales of our European subsidiaries.

         Gross Profit. Gross profit decreased 22.2% to $28.3 million in fiscal 1999 from $36.4 million in fiscal 1998. Gross margin decreased to 27.9% of net sales for fiscal 1999 from 32.5% of net sales for fiscal 1998. Gross margin decreased in fiscal 1999 due primarily to the inclusion of net sales of our German subsidiary, Megabyte, which were made at significantly lower gross margins, combined with the effect of pricing pressures on our disk drive storage upgrade systems, and reduced demand for our CD servers and arrays, which typically generated higher gross margins. Gross profit was also adversely affected by increases in our reserves for obsolete inventory due to increased pricing pressures on disk drive products.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 18.2% to $26.3 million in fiscal 1999 from $22.3 million in fiscal 1998. These expenses represented 26.0% of net sales in fiscal 1999 and 19.9% of net sales in fiscal 1998. The dollar increase from fiscal 1998 to fiscal 1999 was due primarily to continued increases in rent, depreciation and administration expenses, costs to support our international infrastructure and additional salaries and payroll related expenses for sales and administration personnel. In addition, we spent approximately $550,000 to successfully defend a lawsuit in fiscal 1999.

         Research and Development Expenses. Research and development expenses increased 14.9% to $5.5 million in fiscal 1999 from $4.8 million in fiscal 1998. These expenses represented 5.4% of net sales in fiscal 1999 and 4.3% of net sales in fiscal 1998. The increases were primarily due to compensation expense related to the employment of additional engineering staff and increased expenditures for test prototypes and supplies primarily related to our NAS appliances.

         Impairment and Restructuring Charge. In 1998, we acquired the assets of Invincible Technologies Corporation, a Massachusetts developer and reseller of high capacity, fault-tolerant network storage solutions. As a result of changes to our business operations, as well as operating losses of Invincible, we reviewed the long-lived assets purchased in the Invincible acquisition. After comparing the carrying value of the assets to the estimated future undiscounted cash flows from the assets, we determined that the carrying values of most of the assets were impaired. We wrote off approximately $0.8 million of goodwill remaining from the transaction, and wrote down the carrying value of the Invincible fixed assets by $0.6 million. In addition, we elected to restructure much of the Invincible operations, and recorded a restructuring charge of $0.2 million for lease termination and employee severance costs relating to the Invincible operations.

         Interest Income (Expense), Net. Net interest income was unchanged at $1.2 million in each of fiscal 1999 and fiscal 1998. During both years, we invested the majority of our investable cash in investment-grade commercial paper with maturities of less than 90 days. Interest income was offset by $26,000 in interest expense during fiscal 1999 and $15,000 in interest expense during fiscal 1998 in connection with minor credit lines of our European subsidiaries.

         Provision (Benefit) for Income Taxes. Our effective tax benefit rate for fiscal 1999 was (26.9%), compared to an effective tax provision rate of 39.3% for fiscal 1998. The fiscal 1999 effective tax benefit approximates the federal and state statutory rates applied to our U.S. operating losses, reduced by unusable foreign operating losses, and adjusted for research and development credits. The corresponding fiscal 1998 effective tax rate reflects the statutory rates and unusable foreign losses, partially offset by research and development tax credits and foreign sales corporation tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

         As of July 31, 2000, we had cash and short-term marketable securities totaling $15.5 million, although $11.9 million of the short term marketable securities are pledged for a loan, as noted below and therefore generally unavailable to us.

         Net cash used in operating activities was $4.4 million in fiscal 2000. Net cash provided by operating activities was $1.3 million in fiscal 1999, and $8.6 million in fiscal 1998. Net cash used in operating activities in fiscal 2000 resulted from a net loss before non-cash charges of $8.0 million offset in part by a decrease in working capital. Net cash provided by operating activities in fiscal 1999 was entirely the result of a decrease in working capital as our net income before non-cash charges was negligible. Net cash provided by operating activities in fiscal 1998 was primarily the result of net income of $5.4 million plus non-cash charges of $2.3 million and a slight decrease in working capital.

         Net cash provided by investing activities was $1.7 million in fiscal 2000, while net cash used in investing activities was $18.0 million in fiscal 1999, and $1.4 million in fiscal 1998. Net cash provided by investing activities in fiscal 2000 was the result of purchases of $5.6 million to develop our corporate headquarters and $1.7 million of other property and equipment, offset by $9.0 million from the maturity of short-term marketable securities. Net cash used in investing activities in fiscal 1999 resulted from the purchase of $9.1 million of property and equipment and from $9.0 million of investments in short-term marketable securities. Net cash used in investing activities in fiscal 1998 resulted from the purchase of $787,000 of property and equipment and the cash cost of acquisitions, net of cash acquired.

         Net cash provided by financing activities was $5.0 million in fiscal 2000 and $6.8 million in fiscal 1999. Net cash used in financing activities was $2.6 million in fiscal 1998. Net cash provided by financing activities in fiscal 2000 resulted primarily from a $3.3 million increase in a loan payable and $1.4 million in stock option exercises and employee stock purchases. Net cash provided by financing activities in fiscal 1999 was primarily the result of borrowings of $7.5 million under a loan offset by net payments of $497,000 on our lines of credit and $401,000 spent to repurchase common stock. Net cash used in financing activities in fiscal 1998 was primarily the result of net payments made on our lines of credit.

         At July 31, 2000, we had established a revolving line of credit with Finova Capital Corporation. The line had been based on a percentage of our eligible accounts receivable and inventory, up to a maximum of $10,000,000. The line of credit accrued no fees, and interest on outstanding amounts at the lender's prime rate (9.5% at July 31, 2000) plus 1.0%. Finova also makes available to us various flooring commitments pursuant to which we may finance the purchase of up to $15.0 million in inventory (less any amounts outstanding in working capital loans) from certain of our vendors that have credit arrangements with Finova. The combined line of credit may not exceed $20.0 million and contains restrictive covenants that, among other provisions, require compliance with certain financial covenants, including the maintenance of working capital of at least $20,000,000. The combined line of credit is collateralized by all our assets. At July 31, 2000, we were not in compliance with the working capital covenant, and while the lender waived compliance with the covenant, the lender was not making advances under the working capital provisions of the agreement, although the lender was making available up to $2,000,000 in various flooring purchase commitments with various vendors. At July 31, 1999 and 2000, we owed Finova $0 and $0 under the line of credit and $1,790,000 and $1,470,000 under the flooring agreements which is included in accounts payable, respectively (see Note 7). We paid off all amounts outstanding under the Finova flooring line in early October 2000.

         Subsequent to July 31, 2000, in early October 2000, we entered into a term loan agreement and a three-year working capital line of credit with CIT Business Credit. A term loan of $4,000,000 is due and payable upon our completion of a long-term mortgage on our corporate headquarters, or it will be repaid in 12 monthly installments commencing April 1, 2001, while a second term loan of $ 1 million is due and payable in 90 days. The term loans bear interest at the lender's prime rate (9.5% at July 31, 2000), plus .5%, with increases if the loan is not reduced according to a fixed amortization. The working capital line of credit allows for us to borrow, on a revolving basis, for a period of three years, a specified percentage of our eligible accounts receivable and inventories (which would have been approximately $3.7 million at July 31, 2000), up to a limit of $5,000,000. Amounts outstanding under the working capital line bear interest at the lender's prime rate plus .25%. The lender charged approximately $130,000 for the credit facilities, some of which may be refunded if the term loan is paid prior to maturity. The lines accrue various monthly maintenance, minimum usage and early termination fees. The lines require certain financial and other covenants, including the maintenance of a minimum EBITDA requirement. The combined lines of credit are collateralized by all our assets.

         In addition to the CIT lines noted above, subsequent to year end, we replaced the Finova flooring line of credit with a flooring line with IBM Credit who has committed to make $2.5 million in flooring inventory commitments available to us. The flooring line is collateralized by the specific inventory purchased pursuant to the flooring commitments, and the two lenders have entered into an intercreditor agreement which determines the level of priority of either lender's security interest. The flooring line requires the maintenance by us of a minimum net worth.

         In addition to the lines of credit, the Company's foreign subsidiaries have lines of credit with two German banks, utilized primarily for overdraft and short-term cash needs. The lines allow Megabyte to borrow up to 1,000,000 German marks (approximately US$550,000), with interest at approximately 7.45%, and are not guaranteed by Procom. At July 31, 1999 and 2000, there was 435,000 DM (approximately US$254,000) and 1,285,000 German marks (approximately US$610,000) outstanding under the lines. Also, Procom Technology, SPA maintains two short-term lines of credit totaling 300 million lira (approximately US$145,000), bearing interest at 13% per annum. No amounts were outstanding under this line at July 31, 2000.

         We have also borrowed $10.75 million from an investment bank for 18 months, maturing in September 2000, at which time it can be renewed on a monthly basis, at rates ranging from 6.125% to $7.9%. In September 2000, the loan was renewed for an additional 6 months. Approximately $11.9 million of our commercial paper portfolio is pledged as collateral for repayment of the loan. The interest expended under the line of credit is being capitalized as a cost of construction of our new headquarters facility.

         In March 1999, we purchased an 8.3 acre parcel of land for $7.3 million in Irvine, California, for development as our corporate headquarters facility. Construction commenced in late 1999 and was completed in late August 2000 when we took possession of the facility. The cost of the land together with the cost of constructing the facility, including capitalized interest and other carrying costs, is approximately $16.6 million including approximately $2.0 million in costs expended after July 31, 2000 and approximately $0.7 million in capitalized interest costs. We completed and took occupancy of the building in early September 2000. We intend to lease 47,000 square feet of the building and we are currently considering financing options including a long-term mortgage or sale/leaseback. There can be no assurance, however, that we will be successful in completing a lease, long-term mortgage or sale/leaseback on favorable terms, if at all.

         On September 14, 1998, our board of directors approved an open market stock repurchase program. We are authorized to effect repurchases of up to $2.0 million in shares of our common stock. We expect to make these repurchases from time to time when we determine that these repurchases are the best available use of our available cash, given the price of our common stock and the interest income we would otherwise earn on our available cash. We intend to make any repurchases subject to an ongoing buyback program, and currently do not intend to repurchase more shares than the number of shares that are issued pursuant to employee stock option exercises or other employee stock purchase programs. We have repurchased a total of 77,845 shares at an average cost of $5.15 per share. No repurchases were made in the year ended July 31, 2000, and the Company does not intend to make additional repurchases. In September 2000, the Company's Board terminated the repurchase program.

         As of July 31, 2000, we had cash and short-term marketable securities balances of $15.5 million, although $11.9 million of the short-term marketable securities included in cash are pledged as collateral for the short-term real estate loan noted above. Subsequent to July 31, 2000, we entered into a term loan/line of credit agreement with CIT, as described above.

We expect to have sufficient cash generated from operations through availability under lines of credit and through other sources to meet our anticipated cash requirements for the next twelve months.

NEW ACCOUNTING STANDARDS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. This statement is effective for the first fiscal quarter of fiscal years beginning after June 15, 2000. Adoption of this statement will not have a material impact on our consolidated financial position, results of operations or cash flows.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. All registrants are expected to apply the accounting and disclosures described in SAB 101. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001, retroactive to the beginning of the year. Adoption of SAB 101 will not have a material impact on our consolidated financial position, results of operations or cash flows.

         In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, and has been adopted by the Company.

                                  RISK FACTORS

         Before investing in our common stock, you should be aware that there are risks inherent in our business, including those indicated below. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occurs, our business could be harmed. In that case, the trading price of our common stock could decline, and you might lose all or part of your investment. You should carefully consider the following factors as well as the other information in this Report on Form 10-K.

IF GROWTH IN THE NAS MARKET DOES NOT MEET OUR EXPECTATIONS, OUR FUTURE FINANCIAL PERFORMANCE COULD SUFFER.

         We believe our future financial performance will depend in large part upon the continued growth in the NAS market and on emerging standards in this market. We intend for NAS products to be our primary business. The market for NAS products, however, may not continue to grow. Long-term trends in storage technology remain unclear and some analysts have questioned whether competing technologies, such as storage area networks, may emerge as the preferred storage solution. If the NAS market grows more slowly than anticipated, or if NAS products based on emerging standards other than those adopted by us become increasingly accepted by the market, our operating results could be harmed.

IF WE FAIL TO SUCCESSFULLY MANAGE OUR TRANSITION TO A FOCUS ON NAS PRODUCTS, OUR BUSINESS AND PROSPECTS WOULD BE HARMED.

         We began developing NAS products in 1997. Since then, we have focused our efforts and resources on our NAS business, and we intend to continue to do so. We expect to continue to wind down our non-NAS product development and marketing efforts. In the interim, we expect to continue to rely in large part upon sales of our non-NAS products to fund operating and development expenses. Net sales of our non-NAS products have been declining in amount and as a percentage of our overall net sales, and we expect these declines to continue. If the decline in net sales of our non-NAS products varies significantly from our expectations, or the decline in net sales of our non-NAS products is not substantially offset by increases in sales of our NAS products, we may not be able to generate sufficient cash flow to fund our operations or to develop our NAS business.

         We also expect our transition to a NAS-focused business to require us to continue:

         o engaging in significant marketing and sales efforts to achieve market awareness as a NAS vendor;

         o reallocating resources in product development and service and support of our NAS appliances;

         o modifying existing and entering into new channel partner relationships to include sales of our NAS appliances; and

         o  expanding and reconfiguring manufacturing operations.

         In addition, we may face unanticipated challenges in implementing our transition to a NAS-focused company. We may not be successful in managing any anticipated or unanticipated challenges associated with this transition. Moreover, we expect to continue to incur costs in addressing these challenges, and there is no assurance that we will be able to generate sufficient revenues to cover these costs. If we fail to successfully implement our transition to a NAS-focused company, our business and prospects would be harmed.

OUR AGREEMENT WITH HEWLETT-PACKARD COMPANY MAY NOT GENERATE SIGNIFICANT NET SALES, AND WE MAY NOT BE ABLE TO ENTER INTO OTHER BUSINESS ALLIANCES IN THE FUTURE.

         We believe our agreement with Hewlett-Packard Company is an important element of our strategy to increase penetration in the NAS market. However, Hewlett-Packard has not currently made significant purchase commitments for our products, and there is no minimum purchase commitment under the agreement. In addition, because the Hewlett-Packard agreement is relatively new, we do not have a history upon which to base an estimate of future net sales under the agreement. We do not currently, and may never, generate significant net sales under this agreement. Finally, the Hewlett-Packard agreement has a five-year term, and there is no assurance that the agreement can or will be renewed.

         One of our key strategies is to enter into additional business alliances in the future, including OEM arrangements and joint development and joint marketing arrangements, with other vendors that sell complementary products. However, we may not be able to do so, and any business alliances may not generate significant or profitable net sales.

IF WE FAIL TO INCREASE THE NUMBER OF DIRECT AND INDIRECT SALES CHANNELS FOR OUR NAS PRODUCTS, OUR ABILITY TO INCREASE NET SALES MAY BE LIMITED.

         In order to grow our business, we will need to increase market awareness and sales of our NAS appliances. To achieve these objectives, we believe it will be necessary to increase the number of our direct and indirect sales channels. We plan to significantly increase the number of our direct sales personnel. However, there is intense competition for these professionals, and we may not be able to attract and retain sufficient new sales personnel.

         We also plan to expand revenues from our indirect sales channels, including distributors, VARs, OEMs and systems integrators. To do this, we will need to modify and expand our existing relationships with these indirect channel partners, as well as enter into new indirect sales channel relationships. We may not be successful in accomplishing these objectives. If we are unable to expand our direct or indirect sales channels, our ability to increase revenues may be limited.

BECAUSE WE DO NOT HAVE EXCLUSIVE RELATIONSHIPS WITH OUR DISTRIBUTORS OR RESELLERS, THESE CUSTOMERS MAY GIVE HIGHER PRIORITY TO PRODUCTS OF COMPETITORS, WHICH COULD HARM OUR OPERATING RESULTS.

         Our distributors and resellers generally offer products of several different companies, including products of our competitors. Accordingly, these distributors and resellers may give higher priority to products of our competitors, which could harm our operating results. In addition, our distributors and resellers often demand additional significant selling concessions and inventory rights, such as limited return rights and price protection. We cannot assure you that sales to our distributors or resellers will continue, or that these sales will be profitable.

BECAUSE OF OUR LIMITED OPERATING HISTORY IN THE NAS MARKET, WHICH IS NEW AND RAPIDLY EVOLVING, OUR HISTORICAL FINANCIAL INFORMATION IS OF LIMITED VALUE IN PROJECTING OUR FUTURE OPERATING RESULTS OR PROSPECTS.

         We have been manufacturing and selling our NAS products for only approximately three years. For the year ended July 31, 2000, these products accounted for less than 35% of our total net sales. We expect sales of our NAS products to represent an increasing percentage of our net sales in the future. Because of our limited operating history, as well as the rapidly evolving nature of the NAS market, it is difficult to evaluate our business or our prospects. In particular, our historical financial information is of limited value in projecting our future operating results.

OUR MARKETS ARE INTENSELY COMPETITIVE, AND IF WE ARE UNABLE TO COMPETE EFFECTIVELY, WE MAY LOSE MARKET SHARE OR BE REQUIRED TO REDUCE PRICES.

         The markets in which we operate are intensely competitive and characterized by rapidly changing technology. Increased competition could result in price reductions, reduced gross margins or loss of market share, any of which could harm our operating results. We compete with other NAS companies, direct-selling storage providers and smaller vendors that provide storage solutions to end-users. In our non-NAS markets, we compete with computer manufacturers that provide storage upgrades for their own products, as well as with manufacturers of hard drives, CD servers and arrays and storage upgrade products. Many of our current and potential competitors have longer operating histories, greater name recognition, larger customer bases and greater financial, technical, marketing and other resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion, sale and support of their products, and reduce prices to increase market share. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We may not be able to compete successfully against current or future competitors. In addition, new technologies may increase competitive pressures.

WE DEPEND ON A FEW CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR NET SALES AND ACCOUNTS RECEIVABLE, AND CHANGES IN THE TIMING AND SIZE OF THESE CUSTOMERS' ORDERS MAY CAUSE OUR OPERATING RESULTS TO FLUCTUATE.

         Three customers accounted for approximately 42% and 45% of the Company's total accounts receivable at July 31, 1999 and July 31, 2000, respectively, and one individual customer accounted for approximately 9% and 7% of the Company's net sales for fiscal 1999 and 2000. In these periods, we sold our non-NAS products principally to distributors and master resellers such as Ingram Micro, Tech Data, Custom Edge (previously Inacom) and Compucom. Unless and until we diversify and expand our customer base for NAS products, our future success will depend to a large extent on the timing and size of future purchase orders, if any, from these customers. If we lose a major customer, our results of operation could be harmed. We cannot be certain that customers that have accounted for significant revenues in past periods will continue to purchase our products in future periods.

OUR GROSS MARGINS HAVE FLUCTUATED SIGNIFICANTLY IN THE PAST AND MAY CONTINUE TO FLUCTUATE SIGNIFICANTLY, THEREBY HARMING OUR RESULTS OF OPERATIONS.

         Historically, our gross margins have fluctuated significantly. Our gross margins vary significantly by product line and distribution channel, and, therefore, our overall gross margin varies with the mix of products we sell. Our markets are characterized by intense competition and declining average unit selling prices over the course of the relatively short life cycles of individual products. For example, we derive a significant portion of our sales from disk drives, CD servers and arrays, and storage upgrade products. The market for these products is highly competitive and subject to intense pricing pressures. Sales of disk drive upgrade systems generally generate lower gross margins than those of our NAS products. If we fail to increase sales of our NAS appliances, we believe our overall gross margins will continue to decline.

         Our gross margins have been and may continue to be affected by a variety of other factors, including:

         o  new product introductions and enhancements;

         o  competition;

         o  changes in the distribution channels we use;

         o  the mix and average selling prices of products; and

         o  the cost and availability of components and manufacturing labor.

IF WE ARE UNABLE TO INTRODUCE NEW PRODUCTS, OR IF OUR PRODUCTS FAIL TO KEEP PACE WITH TECHNOLOGICAL CHANGES IN THE MARKETS WE SERVE, OUR OPERATING RESULTS COULD BE MATERIALLY ADVERSELY AFFECTED.

         Our future growth will depend in large part upon our ability to successfully develop and introduce new hardware and software for the NAS market. Due to the complexity of products such as ours, and the difficulty in estimating the engineering effort required to produce new products, we face significant challenges in developing and introducing new products. We may be unable to introduce new products on a timely basis or at all. If we are unable to introduce new products in a timely manner, our operating results could be harmed.

         Even if we are successful in introducing new products, we may be unable to keep pace with technological changes in our markets and our products may not gain any meaningful market acceptance. The markets we serve are characterized by rapid technological change, evolving industry standards, and frequent new product introductions and enhancements that could render our products obsolete and less competitive. As a result, our position in these markets could erode rapidly due to changes in features and functions of competing products or price reductions by our competitors. In order to avoid product obsolescence, we will have to keep pace with rapid technological developments and emerging industry standards. We may not be successful in doing so, and if we fail in this regard, our operating results could be harmed.

WE RELY UPON A LIMITED NUMBER OF SUPPLIERS FOR SOME OF THE COMPONENTS USED IN OUR PRODUCTS, AND ANY DISRUPTION OR TERMINATION OF THESE SUPPLY ARRANGEMENTS COULD DELAY SHIPMENT OF OUR PRODUCTS AND HARM OUR OPERATING RESULTS.

         We rely upon a limited number of suppliers of several key components used in our products, including disk drives, computer boards, power supplies and microprocessors. In the past, we have experienced periodic shortages, selective supply allocations and increased prices for these and other components. We may experience similar supply issues in the future. Even if we are able to obtain component supplies, the quality of these components may not meet our requirements. For example, in order to meet our product performance requirements, we must obtain disk drives of extremely high quality and capacity. Even a small deviation from our requirements could render any of the disk drives we receive unusable by us. In the event of a reduction or interruption in the supply or a degradation in quality of any of our components, we may not be able to complete the assembly of our products on a timely basis or at all, which could force us to delay or reduce shipments of our products. If we were forced to delay or reduce product shipments, our operating results could be harmed. In addition, product shipment delays could adversely affect our relationships with our channel partners and current or future end-users.

UNDETECTED DEFECTS OR ERRORS FOUND IN OUR PRODUCTS, OR THE FAILURE OF OUR PRODUCTS TO PROPERLY INTERFACE WITH THE PRODUCTS OF OTHER VENDORS, MAY RESULT IN DELAYS, INCREASED COSTS OR FAILURE TO ACHIEVE MARKET ACCEPTANCE, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS.

         Complex products such as those we develop and offer may contain defects or errors, or may fail to properly interface with the products of other vendors, when first introduced or as new versions are released. Despite internal testing and testing by our customers or potential customers, we do, from time to time, and may in the future encounter these problems in our existing or future products. Any of these problems may:

         o  cause delays in product introductions and shipments;

         o  result in increased costs and diversion of development resources;

         o  require design modifications; or

         o decrease market acceptance or customer satisfaction with these products, which could result in product returns.

         In addition, we may not find errors or failures in our products until after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could significantly harm our operating results. Our current or potential customers might seek or succeed in recovering from us any losses resulting from errors or failures in our products.

IF WE ARE UNABLE TO MANAGE OUR INTERNATIONAL OPERATIONS EFFECTIVELY, OUR OPERATING RESULTS COULD BE MATERIALLY ADVERSELY AFFECTED.

         Net sales to our international customers, including export sales from the United States, accounted for approximately 41% of our net sales for the year ended July 31, 2000 and approximately 33% of our net sales for the fiscal year ended July 31, 1999. We believe that our growth and profitability will require successful expansion of our international operations to which we have committed significant resources. Our international operations will expose us to operational challenges that we would not otherwise face if we conducted our operations only in the United States. These include:

         o currency exchange rate fluctuations, particularly when we sell our products in denominations other than U.S. dollars;

         o difficulties in collecting accounts receivable and longer accounts receivable payment cycles;

         o reduced protection for intellectual property rights in some countries, particularly in Asia;

         o legal uncertainties regarding tariffs, export controls and other trade barriers;

         o the burdens of complying with a wide variety of foreign laws and regulations; and

         o seasonal fluctuations in purchasing patterns in other countries, particularly in Europe.

         Any of these factors could have an adverse impact on our existing international operations and business or impair our ability to continue expanding into international markets. In addition, in order to successfully expand our international sales, we must strengthen foreign operations, hire additional personnel and recruit additional international distributors and resellers. Expanding internationally and managing the financial and business operations of our foreign subsidiaries will also require significant management attention and financial resources. For example, our foreign subsidiaries in Europe have incurred operational losses. To the extent that we are unable to address these concerns in a timely manner, our growth, if any, in international sales will be limited, and our operating results could be materially adversely affected. In addition, we may not be able to maintain or increase international market demand for our products.

OUR PROPRIETARY SOFTWARE RELIES ON OUR INTELLECTUAL PROPERTY, AND ANY FAILURE BY US TO PROTECT OUR INTELLECTUAL PROPERTY COULD ENABLE OUR COMPETITORS TO MARKET PRODUCTS WITH SIMILAR FEATURES THAT MAY REDUCE DEMAND FOR OUR PRODUCTS, WHICH WOULD ADVERSELY AFFECT OUR NET SALES.

         Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our proprietary software or technology. We believe the protection of our proprietary technology is important to our business. If we are unable to protect our intellectual property rights, our business could be materially adversely affected. We currently rely on a combination of copyright and trademark laws, trade secrets and a patent to protect our proprietary rights. In addition, we generally enter into confidentiality agreements with our employees and license agreements with end-users and control access to our source code and other intellectual property. We have applied for the registration of some, but not all, of our trademarks. We have applied for one U.S. patent with respect to the design of our NetFORCE product, and we anticipate that we will apply for additional patents. It is possible that no patents will issue from our currently pending applications. New patent applications may not result in issued patents and may not provide us with any competitive advantages over, or may be challenged by, third parties. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries, and the enforcement of those laws, do not protect proprietary rights to as great an extent as do the laws of the United States. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products or design around any patent issued to us or other intellectual property rights of ours.

         In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights to establish the validity of our proprietary rights. This litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel.

WE MAY FROM TIME TO TIME BE SUBJECT TO CLAIMS OF INFRINGEMENT OF OTHER PARTIES' PROPRIETARY RIGHTS OR CLAIMS THAT OUR OWN TRADEMARKS, PATENTS OR OTHER INTELLECTUAL PROPERTY RIGHTS ARE INVALID, AND IF WE WERE TO SUBSEQUENTLY LOSE OUR INTELLECTUAL PROPERTY RIGHTS, OUR BUSINESS WOULD BE MATERIALLY ADVERSELY AFFECTED.

         We may from time to time receive claims that we are infringing third parties' intellectual property rights or claims that our own trademarks, patents or other intellectual property rights are invalid. We expect that companies in our markets will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. The resolution of any claims of this nature, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays, require us to redesign our products or require us to enter into royalty or licensing agreements, any of which could harm our operating results. Royalty or licensing agreements, if required, might not be available on terms acceptable to us or at all. The loss of access to any key intellectual property right could harm our business.

OUR NET SALES AND OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, AND ANY FLUCTUATIONS COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE.

         In recent periods, we have experienced significant declines in net sales and gross profit and incurred operating losses, causing our quarterly operating results to vary significantly. If we fail to meet the expectations of investors or securities analysts, as well as our internal operating goals, as a result of any future fluctuations in our quarterly operating results, the market price of our common stock could decline significantly. Our net sales and quarterly operating results are likely to fluctuate significantly in the future due to a number of factors. These factors include:

         o market acceptance of our new products and product enhancements or those of our competitors;

         o  the level of competition in our target product markets;

         o  delays in our introduction of new products;

         o changes in sales volumes through our distribution channels, which have varying commission and sales discount structures;

         o  changing technological needs within our target product markets;

         o the impact of price competition on the selling prices for our non-NAS products, which continue to represent a majority of our net sales;

         o  the availability and pricing of our product components;

         o our expenditures on research and development and the cost to expand our sales and marketing programs; and

         o  the volume, mix and timing of orders received.

         Due to these factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.

         In addition, it is difficult for us to forecast accurately our future net sales. This difficulty results from our limited operating history in the emerging NAS market, as well as the fact that product sales in any quarter are generally booked and shipped in that quarter. Because we incur expenses, many of which are fixed, based in part on our expectations of future sales, our operating results may be disproportionately affected if sales levels are below our expectations.

         Our revenues in any quarter may also be affected by product returns and any warranty obligations in that quarter. Many of our distribution and reseller customers have limited return rights. In addition, we generally extend warranties to our customers that correspond to the warranties provided by our suppliers. If returns exceed applicable reserves or if a supplier were to fail to meet its warranty obligations, we could incur significant losses. In fiscal 2000, we experienced a 14% product return rate. This rate may vary significantly in the future, and we cannot assure you that our reserves for product returns will be adequate in any future period.

IF WE ARE UNABLE TO ATTRACT QUALIFIED PERSONNEL OR RETAIN OUR EXECUTIVE OFFICERS AND OTHER KEY PERSONNEL, WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.

         Our continued success depends, in part, on our ability to identify, attract, motivate and retain qualified technical and sales personnel. Competition for qualified engineers and sales personnel, particularly in Orange County, California, is intense, and we may not be able to compete effectively to retain and attract qualified, experienced employees. Should we lose the services of a significant number of our engineers or sales people, we may not be able to compete successfully in our targeted markets and our business would be harmed.

         We believe that our success will depend on the continued services of our executive officers and other key employees. In particular, we rely on the services of our four founders, Messrs. Razmjoo, Alaghband, Aydin and Shahrestany. We maintain employment agreements with each of our founders. We do not maintain key-person life insurance policies on these individuals. The loss of any of these executive officers or other key employees could harm our business.

WE MAY NOT BE ABLE TO ACHIEVE OR SUSTAIN PROFITABILITY, AND OUR FAILURE TO DO SO COULD REQUIRE US TO SEEK ADDITIONAL FINANCING, WHICH MAY NOT BE AVAILABLE TO US ON FAVORABLE OR ANY TERMS.

         In recent periods, we have experienced significant declines in net sales and gross profit, and we have incurred operating losses. We incurred operating losses of $5.2 million for fiscal 1999 and $ 12.1 million for fiscal 2000. We expect to continue to incur operating losses. As part of our strategy to focus on the NAS market, we plan to significantly increase our direct sales force and to increase our investment in research and development and marketing efforts. We will need to significantly increase our revenues from our NAS products to achieve and maintain profitability. The revenue and profit potential of these products is unproven. We may not be able to generate significant or any revenues from our NAS products or achieve or sustain profitability in the future. In addition, we have invested substantial cash in our new corporate headquarters. If we are unable to achieve or sustain profitability in the future, we will have to seek additional financing in the future, which may not be available to us on favorable or any terms.

CONTROL BY OUR EXISTING SHAREHOLDERS COULD DISCOURAGE POTENTIAL ACQUISITIONS OF OUR BUSINESS THAT OTHER SHAREHOLDERS MAY CONSIDER FAVORABLE.

         Our executive officers, directors and 5% or greater shareholders and their affiliates own 6,400,000 shares, or approximately 56% of the outstanding shares of common stock. Acting together, these shareholders would be able to exert substantial influence on matters requiring approval by shareholders, including the election of directors. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquiror from attempting to obtain control of us, which could in turn have an adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the market price for their shares of common stock.

THE MARKET PRICE FOR OUR COMMON STOCK HAS FLUCTUATED SIGNIFICANTLY IN THE PAST AND WILL LIKELY CONTINUE TO DO SO IN THE FUTURE, WHICH COULD RESULT IN A DECLINE IN YOUR INVESTMENT'S VALUE.

         The market price for our common stock has been volatile in the past, and particularly volatile in the last twelve months, and may continue to fluctuate substantially in the future. The value of your investment in our common stock could decline due to the impact of any of the above or of the following factors upon the market price of our common stock:

         o  fluctuations in our operating results;

         o fluctuations in the valuation of companies perceived by investors to be comparable to us;

         o a shortfall in net sales or operating results compared to securities analysts' expectations;

         o  changes in analysts' recommendations or projections;

         o announcements of new products, applications or product enhancements by us or our competitors; and

         o  changes in our relationships with our suppliers or customers.

         In addition, the stock market has experienced substantial price and volume volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated or disproportionate to the operating results of these companies. As a result, any broad market fluctuations may adversely affect the market price of our common stock.

SOME PROVISIONS OF CALIFORNIA LAW AND OF OUR ARTICLES OF INCORPORATION AND BYLAWS MAY DISCOURAGE POTENTIAL THIRD-PARTY ACQUIRORS OR THOSE WHO MIGHT SEEK TO CHANGE OUR MANAGEMENT.

         Some provisions of California law and of our articles of incorporation and bylaws may discourage, delay or prevent a merger or acquisition even if a change in the ownership of our company or changes in our management would be beneficial to our shareholders. This may reduce the market price of our common stock. A summary of these provisions in our articles and bylaws is included in "Description of Capital Stock - Anti-Takeover Provisions."

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS.

         This Report on Form 10-K contains "forward-looking" statements, including, without limitation, the statements under the captions "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business". You can identify these statements by the use of words like "may," "will," "could," "should," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "continue," and variations of these words or comparable words. In addition, all of the non-historical information in this Report on Form 10-K is forward-looking. Forward-looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may and probably will differ substantially from the results that the forward-looking statements suggest for various reasons, including those discussed under "Risk Factors". These forward-looking statements are made only as of the date of this Report on Form 10-K. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

INTEREST RATE RISK

         Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio as well as the fluctuation in interest rates on our various borrowing arrangements. We do not use derivative financial instruments in our investment portfolio. We invest in high-credit quality issuers and, by policy, we limit the amount of credit exposure to any one issuer. As stated in our policy, we ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to help ensure reasonable portfolio liquidity.

         As discussed elsewhere in this Report on Form 10-K, we have developed our headquarters in Irvine, California and we have spent approximately $16.6 million to complete the facility. The Company is seeking long-term mortgage financing for all or some of the facility cost during the next fiscal year. The Company has not "locked" in a commitment, and may therefore find such financing to be much more expensive as a result. Since July 31, 2000, we have entered into a line of credit and term loan agreements pursuant to which amounts outstanding bear interest at the lender's prime rate plus .50%. Accordingly, since we anticipate that we will be borrowing funds under such agreements, we expect that we will experience interest rate risk on our debt.

FOREIGN CURRENCY EXCHANGE RISK

         We transact business in various foreign countries, but we only have significant assets deployed outside the United States in Germany. We have effected intercompany advances and sold goods to Megabyte as well as our subsidiaries in Italy and Switzerland denominated in U.S. dollars, and those amounts are subject to currency fluctuation, and require constant revaluation on our financial statements. During the years ended July 31, 1998, 1999 and 2000, we incurred approximately $14,000, $25,000 and $251,000 in foreign currency losses which are included in our selling, general and administrative costs. We do not operate a hedging program to mitigate the effect of a significant rapid change in the value of the German mark compared to the U.S. dollar. If such a change did occur, we would have to take into account a currency exchange gain or loss in the amount of the change in the U.S. dollar denominated balance of the amounts outstanding at the time of such change. At July 31, 2000, approximately $2.6 million in current intercompany advances and accounts receivable from our foreign subsidiaries were outstanding. There can be no assurance that such a loss would not have an adverse material effect on our results of operations or financial condition.

ITEM 8. FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           PAGE
                                                                           ----

Independent Auditors' Report .............................................. 31

Report of Independent Public Accountants .................................. 32

Consolidated Balance Sheets................................................ 33

Consolidated Statements of Operations...................................... 34

Consolidated Statements of Shareholders' Equity  .......................... 35

Consolidated Statements of Cash Flows...................................... 36

Notes to Consolidated Financial Statements................................. 37

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors of Procom Technology, Inc.:

We have audited the accompanying consolidated balance sheets of Procom Technology, Inc. and its subsidiaries (the "Company") as of July 31, 1999 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule as of and for the years ended July 31, 1999 and 2000. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Procom Technology, Inc. and its subsidiaries as of July 31, 1999 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                    KPMG LLP

Orange County, California
September 22, 2000, except
as to note 14, which is as
of October 10, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors of Procom Technology, Inc.:

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Procom Technology, Inc. (a California corporation) and its subsidiaries (the "Company") for the year ended July 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Procom Technology, Inc. and its subsidiaries for the year ended July 31, 1998 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to the consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                               ARTHUR ANDERSEN LLP


Orange County, California
October 8, 1998

                    PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                      JULY 31,
                                                          -------------------------------
                                                              1999               2000
                                                          ------------       ------------
ASSETS

Current assets:
  Cash .............................................      $    227,000       $  1,450,000
  Short-term marketable securities, held to
    maturity .......................................        22,206,000         14,065,000
  Accounts receivable, less allowance for doubtful
    accounts and sales returns of $2,461,000 and
    $2,752,000, respectively .......................         8,648,000          6,699,000
  Inventories, net .................................         9,973,000          8,430,000
  Income tax receivable ............................         2,859,000          2,699,000
  Deferred income taxes ............................         1,833,000          1,833,000
  Prepaid expenses .................................           515,000            372,000
  Other current assets .............................           286,000            296,000
                                                          ------------       ------------
      Total current assets .........................        46,547,000         35,844,000
Property and equipment, net ........................         9,473,000         16,034,000
Other assets .......................................         1,068,000            918,000
                                                          ------------       ------------
      Total assets .................................      $ 57,088,000       $ 52,796,000
                                                          ============       ============

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
  Lines of credit ..................................      $    254,000       $    610,000
  Loan payable .....................................                --         10,750,000
  Accounts payable .................................        10,812,000         10,399,000
  Accrued expenses and other current liabilities ...         2,162,000          1,837,000
  Accrued compensation .............................         1,212,000          1,213,000
  Deferred service revenues ........................           844,000            431,000
  Income taxes payable .............................            18,000                 --
                                                          ------------       ------------
      Total current liabilities ....................        15,302,000         25,240,000
                                                          ------------       ------------
  Loan payable .....................................         7,500,000                 --
      Total liabilities ............................        22,802,000         25,240,000
                                                          ------------       ------------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, no par value; 10,000,000 shares
    authorized, no shares issued and outstanding....                --                 --
  Common stock, $.01 par value; 65,000,000 shares
    authorized, 11,227,041 and 11,531,357 shares
    issued and outstanding, respectively ...........           112,000            115,000
  Additional paid-in capital .......................        18,198,000         19,685,000
  Retained earnings ................................        15,991,000          8,007,000
  Accumulated other comprehensive loss .............           (15,000)          (251,000)
                                                          ------------       ------------
      Total shareholders' equity ...................        34,286,000         27,556,000
                                                          ------------       ------------
Total liabilities and shareholders' equity .........      $ 57,088,000       $ 52,796,000
                                                          ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         THREE YEARS ENDED JULY 31,
                                        --------------------------------------------------------
                                             1998                  1999                 2000
                                        -------------         -------------         ------------
Net sales                               $ 111,886,000         $ 101,290,000         $ 63,210,000
Cost of sales                              75,527,000            73,003,000           46,189,000
                                        -------------         -------------         ------------
    Gross profit                           36,359,000            28,287,000           17,021,000
Selling, general and
  administrative expenses                  22,257,000            26,314,000           21,930,000
Research and development
  expenses                                  4,788,000             5,502,000            7,187,000
Acquired research and
  development                               1,693,000                    --                   --
Impairment and restructuring
  charge                                           --             1,626,000                   --
                                        -------------         -------------         ------------
    Operating income (loss)                 7,621,000            (5,155,000)         (12,096,000)
Interest income                             1,244,000             1,248,000            1,055,000
Interest expense                              (15,000)              (26,000)              (7,000)
                                        -------------         -------------         ------------
  Income (loss) before income
    taxes                                   8,850,000            (3,933,000)         (11,048,000)
  Provision (benefit) for income
    taxes                                   3,474,000            (1,058,000)          (3,064,000)
                                        -------------         -------------         ------------
Net income (loss)                       $   5,376,000         $  (2,875,000)        $ (7,984,000)
                                        =============         =============         ============
Net income (loss) per common share:
     Basic                              $        0.48         $       (0.26)        $      (0.70)
                                        =============         =============         ============
     Diluted                            $        0.48         $       (0.26)        $      (0.70)
                                        =============         =============         ============
Weighted average number of
  common shares:
     Basic                                 11,114,000            11,241,000           11,351,000
                                        =============         =============         ============
     Diluted                               11,252,000            11,241,000           11,351,000
                                        =============         =============         ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                     COMMON STOCK                                                ACC. OTHER
                                ------------------------       ADDITIONAL        RETAINED       COMPREHENSIVE
                                  SHARES         AMOUNT     PAID IN CAPITAL      EARNINGS       INCOME (LOSS)    TOTAL
                                ----------     ---------    ---------------   ------------      -------------    -------------
BALANCE AT JULY 31, 1997        11,024,562     $ 110,000     $ 16,467,000     $ 13,490,000      $     --         $ 30,067,000
Comprehensive income                    --            --               --        5,376,000            --            5,376,000
Net income                              --            --               --               --            --                   --
Foreign currency translation
  adjustment                            --            --               --               --         3,000                3,000
                                                                                                                 ------------
Comprehensive income                                                                                                5,379,000
Exercise of employee
  stock options                     50,036         1,000          143,000               --            --              144,000
Tax benefit from stock
  option exercises                      --            --          242,000               --            --              242,000
Acquisition of Megabyte            104,144         1,000          899,000               --            --              900,000
                               -----------     ---------     ------------     ------------     ---------         ------------
BALANCE AT JULY 31, 1998        11,178,742       112,000       17,751,000       18,866,000         3,000           36,732,000
                               -----------     ---------     ------------     ------------     ---------         ------------
Comprehensive loss                      --            --               --       (2,875,000)           --           (2,875,000)
Net loss
Foreign currency translation
  adjustment                            --            --               --               --       (18,000)             (18,000)
                                                                                                                 ------------
Comprehensive loss                                                                                                 (2,893,000)
Exercise of employee
  stock options                     41,013            --          152,000               --            --              152,000
Issuance of stock to
  employees                          5,531            --           39,000               --            --               39,000
Tax benefit from stock
  option exercises                      --            --           71,000               --            --               71,000
Stock repurchases                  (77,845)       (1,000)        (400,000)              --            --             (401,000)
Acquisitions                        79,600         1,000          585,000               --            --              586,000
                               -----------     ---------     ------------     ------------     ---------         ------------
BALANCE AT JULY 31, 1999        11,227,041       112,000       18,198,000       15,991,000       (15,000)          34,286,000
                               -----------     ---------     ------------     ------------     ---------         ------------
Comprehensive loss:
Net loss                                --            --               --       (7,984,000)           --           (7,984,000)
Foreign currency translation
  adjustment                            --            --               --               --      (236,000)            (236,000)
                                                                                                                 ------------
Comprehensive loss                                                                                                 (8,220,000)

Compensatory stock options              --            --           62,000               --            --               62,000
Exercise of employee
  stock options                    278,587         3,000        1,112,000               --            --            1,115,000
Issuance of stock to
  employees                         25,729            --          313,000               --            --              313,000
                               -----------     ---------     ------------     ------------     ---------         ------------
BALANCE AT JULY 31, 2000        11,531,357     $ 115,000     $ 19,685,000     $  8,007,000     $(251,000)        $ 27,556,000
                               ===========     =========     ============     ============     =========         ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

\
                    PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           YEARS ENDED JULY 31
                                                            -------------------------------------------------
                                                                1998              1999               2000
                                                            -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)....................................       $ 5,376,000        $(2,875,000)       $(7,984,000)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Depreciation and amortization ...................           605,000          1,506,000            895,000
    Compensatory stock options ......................                --                 --             62,000
    Acquired research and development ...............         1,693,000                 --                 --
    Impairment and restructuring charge .............                --          1,408,000                 --
    Changes in assets and liabilities,
        net of effects of acquisitions:
      Accounts receivable ...........................           270,000          7,883,000          1,949,000
      Inventories ...................................         2,097,000           (530,000)         1,543,000
      Income tax receivable .........................                --         (2,859,000)           160,000
      Deferred income taxes .........................          (405,000)            19,000                 --
      Prepaid expenses ..............................           175,000            289,000            143,000
      Other current assets ..........................           (23,000)           (54,000)           (10,000)
      Other assets ..................................           (20,000)           187,000            (17,000)
      Accounts payable ..............................        (2,524,000)        (1,872,000)          (413,000)
      Accrued expenses and compensation .............           638,000         (1,041,000)          (324,000)
      Tax benefits from stock option exercises ......           242,000             71,000                 --
      Deferred service revenues .....................           175,000            (87,000)          (413,000)
      Income taxes payable ..........................           255,000           (768,000)           (18,000)
                                                            -----------        -----------        -----------
         Net cash provided by (used in)
           operating activities .....................         8,554,000          1,277,000         (4,427,000)
                                                            -----------        -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment ..............          (787,000)        (9,055,000)        (7,289,000)
    Investments in short-term marketable securities .                --         (9,008,000)                --
    Maturities of short-term marketable securities ..                --                 --          9,008,000
    Acquisitions, net of cash acquired ..............          (633,000)            30,000                 --
                                                            -----------        -----------        -----------
         Net cash provided by (used in) investing
           activities ...............................        (1,420,000)       (18,033,000)         1,719,000
                                                            -----------        -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Loan payable.....................................                --          7,500,000          3,250,000
    Principal payments for capital lease obligations            (29,000)                --                 --
    Borrowings on lines of credit ...................           210,000             44,000            356,000
    Payments made on lines of credit ................        (2,877,000)          (497,000)                --
    Issuance of common stock to employees ...........                --             39,000            313,000
    Repurchase of common stock ......................                --           (401,000)                --
    Stock option exercises ..........................           144,000            152,000          1,115,000
                                                            -----------        -----------        -----------
         Net cash provided by (used in) financing
           activities ...............................        (2,552,000)         6,837,000          5,034,000
      Effect of exchange rate changes ...............             3,000            (18,000)          (236,000)
                                                            -----------        -----------        -----------
      Increase (decrease) in cash ...................         4,585,000         (9,937,000)         2,090,000
Cash and cash equivalents at beginning of period ....        18,777,000         23,362,000         13,425,000
                                                            -----------        -----------        -----------
Cash and cash equivalents at end of period ..........       $23,362,000        $13,425,000        $15,515,000
                                                            ===========        ===========        ===========
Supplemental disclosures of cash flow information:

CASH PAID DURING THE YEAR FOR:
    Interest ........................................      $     15,000       $     25,000       $      7,000
    Income taxes ....................................      $  3,312,000       $  2,275,000       $ (2,754,000)

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

     PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Procom Technology, Inc. and its wholly-owned subsidiaries, Megabyte Computerhandels, AG, a German corporation, Invincible Technologies Acquisition Corporation, a Massachusetts corporation, Procom Technology, SPA. (an Italian company formerly known as "Gigatek, SRL"), Procom Technology, AG, (a Swiss corporation formerly known as "Pera, AG"), Procom Technology UK, (a Scottish company) and Procom Technology FSC, a foreign sales corporation. All significant intercompany transactions have been eliminated in consolidation. The functional currencies of the European subsidiaries are those of their respective countries. The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") 52 when translating assets and results of operations for each period presented.

     USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - CASH AND SHORT-TERM MARKETABLE DEBT SECURITIES, HELD TO MATURITY

         For statement of cash flow purposes, short term marketable securities with original maturities less than 90 days are considered cash equivalents. The carrying amount of cash and cash equivalents approximates fair value for all periods presented because of the short-term maturities (less than 90 days) of these financial instruments. Short-term marketable securities completely comprised of commercial paper are held at adjusted cost, which approximates market value. Management has the intention and ability to hold the securities until maturity. At July 31, 1999 and 2000, the Company had short-term marketable securities with original maturities greater than 90 days but less than one year of $9,008,000 and $0, respectively.

     ACCOUNTS RECEIVABLE

         The allowance for doubtful accounts represents management's estimate of the amount expected to be lost on specific accounts and on other as yet unidentified accounts included in accounts receivable. In estimating the potential losses on specific accounts, management relies on analyses prepared in-house and review of other available information. The allowance for sales returns represents management's estimates of anticipated sales returns relating to each reporting period. In estimating the allowance for sales returns, management relies on historical experience. Although the Company believes it has the continued ability to reasonably estimate the allowance for doubtful accounts and sales returns, the amounts the Company will ultimately incur could differ materially in the near term from the amounts assumed in arriving at the allowance for doubtful accounts and sales returns in the accompanying consolidated financial statements.

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

         Expenditures for major renewals and betterments are capitalized, while minor replacements, maintenance and repairs that do not extend the assets' lives are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation are removed from the Company's accounts and any gain or loss is included in the statement of operations. Interest of approximately $700,000 has been capitalized in the cost of the Company's headquarters.

                    PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     INCOME TAXES

         The Company reports certain expenses differently for financial and tax reporting purposes and, accordingly, provides for the related deferred income taxes. Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109.

     REVENUE RECOGNITION

         The Company recognizes revenue from product sales upon shipment or, in the case of certain distributors, their receipt of the goods shipped. A substantial majority of the Company sales are denominated in either U.S. dollars or German marks. The Company has established a program that, under specified conditions, enables distributors and resellers to return appliances to the Company for credit against additional purchases or, in the event the Company reduces its selling prices, to receive credit for the reduction in selling price. The amount of potential product returns, including costs and returns under the Company's warranty program, and credits for selling price reductions are estimated and provided for in the period of the sale. The amounts the Company will ultimately realize could differ materially in the near term from the amounts estimated. Under an evaluation program, appliances may be shipped to customers on a trial basis and returned within a specified period if the customers are not satisfied. Evaluation units shipped are not recorded as sales until the customer has accepted and paid for these units.

     DEFERRED SERVICE REVENUE

         The Company markets and sells service contracts for certain of its appliances that require the Company to service previously sold appliances for a specified period of time, usually one to three years. Revenue from these contracts is billed to customers at the time of sale, but earned ratably over the life of the service agreement. A corresponding liability reflecting the unearned revenue is recorded as a current liability, since the portion of the unearned revenue relating to service after 12 months is not material.

     RESEARCH AND DEVELOPMENT COSTS

         Costs and expenses that can be clearly identified as research and development, including software development costs, are charged to research and development expenses as incurred.

     CONCENTRATION OF CREDIT RISK

         Three customers accounted for approximately 42% and 45% of the Company's total accounts receivable on July 31, 1999 and July 31, 2000, respectively, and one individual customer accounted for approximately 9% and 7% of the Company's net sales for fiscal 1999 and 2000. The loss of any one of the Company's significant customers could have an adverse effect on the Company's business.

     NET INCOME PER COMMON SHARE

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The adoption of SFAS 128 did not have a material impact on the Company's earnings per share. For the periods presented, basic net income (loss) per share was based on the weighted average number of shares of common stock outstanding during the period.

         Due to the net losses in fiscal 1999 and 2000, no effect is given to the potential dilution of outstanding stock options. Approximately 367,000 and 1,184,000 shares would have been included in the computation of diluted earnings per share if a net loss had not been incurred in fiscal 1999 and 2000.

                    PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Weighted average number of shares for basic and diluted net income per share are calculated as follows:

                                                                    Year Ended July 31
                                                       -------------------------------------------
                                                          1998            1999             2000
                                                       ----------      ----------      -----------
Weighted average common shares outstanding
  during the period................................    11,114,000      11,241,000      11,351,000

Potential dilution.................................       138,000              --              --
                                                       ----------      ----------      ----------
Total shares.......................................    11,252,000      11,241,000      11,351,000
                                                       ==========      ==========      ==========

     STOCK BASED COMPENSATION

         In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company applies APB Opinion No. 25 and related interpretations to account for its employee stock option plan. Note 10 of Notes to Consolidated Financial Statements contains a summary of the pro forma effects to reported net income (loss) per share if the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS No. 123.

     SEGMENT INFORMATION

         The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS 131. The Company operates in one industry segment, the data storage device industry, and, in accordance with SFAS 131, only enterprise-wide disclosures have been provided. See Note 11 of Notes to Consolidated Financial Statements.

     IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. This statement is effective for the first fiscal quarter of fiscal years beginning after June 15, 2000. Adoption of this statement will not have a material impact on our consolidated financial position, results of operations or cash flows.

                    PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. INVENTORIES

         A summary of inventories is as follows:

                                                       YEAR ENDED JULY 31,
                                                  ----------------------------
                                                     1999              2000
                                                  ----------        ----------
         Raw materials........................... $4,253,000        $4,225,000
         Work-in-process.........................    315,000           255,000
         Finished goods..........................  5,405,000         3,950,000
                                                  ----------        ----------
                                                  $9,973,000        $8,430,000
                                                  ==========        ==========

3. PROPERTY AND EQUIPMENT

         A summary of property and equipment is as follows:

                                                     YEAR ENDED JULY 31,
                                               -----------------------------
                                                   1999              2000
                                               -----------       -----------
         Computer equipment..............      $ 2,343,000       $ 2,813,000
         Furniture and fixtures..........        1,039,000         1,048,000
         Office equipment................        1,105,000         1,225,000
         Vehicles........................          107,000            47,000
         Leasehold improvements..........          278,000           297,000
         Land............................        7,568,000         7,999,000
         Buildings.......................           52,000         6,352,000
                                               -----------       -----------
             Subtotal....................       12,492,000        19,781,000
         Less accumulated depreciation...       (3,019,000)       (3,747,000)
                                               -----------       -----------
             Total.......................      $ 9,473,000       $16,034,000
                                               ===========       ===========

         Depreciation expense for fiscal 1998, 1999 and 2000 totaled $543,000, $1,261,000 and $728,000 respectively.

4. INCOME TAXES

         Income (loss) before income taxes consisted of the following:

                                               YEAR ENDED JULY 31
                                   -------------------------------------------
                                      1998            1999             2000
                                   ----------     -----------     ------------
         Pretax income (loss):
           United States.........  $8,957,000     $(3,054,000)    $ (9,772,000)
           Foreign...............    (107,000)       (879,000)      (1,276,000)
                                   ----------     -----------     ------------
                                   $8,850,000     $(3,933,000)    $(11,048,000)
                                   ==========     ===========     ============

         The components of the provision (benefit) for income taxes for fiscal 1998, 1999 and 2000 are summarized as follows:

                                                YEAR ENDED JULY 31
                                   --------------------------------------------
                                      1998             1999             2000
                                   ----------      -----------      -----------
         Current:
           Federal ............    $3,151,000      $(1,077,000)     $(3,064,000)
           State ..............       770,000                0                0
                                   ----------      -----------      -----------
                                    3,921,000       (1,077,000)      (3,064,000)
         Deferred:
           Federal ............      (436,000)         (64,000)              --
           State ..............       (11,000)          45,000               --
                                   ----------      -----------      -----------
                                     (447,000)          19,000               --
                                   ----------      -----------      -----------
         Provision (benefit)
           for income taxes....    $3,474,000      $(1,058,000)     $(3,064,000)
                                   ==========      ===========      ===========

                    PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table reconciles the federal statutory income tax rate to the effective tax rate of the provision (benefit) for income taxes.

                                                       YEAR ENDED JULY 31
                                               ---------------------------------
                                               1998          1999         2000
                                               ----         ------       ------
Federal statutory income tax rate ..........   34.0%        (34.0)%      (34.0)%
State income taxes, net of federal benefit..    5.8          (1.8)%       (2.4)%
Foreign sales benefit ......................   (0.3)           --           --
Nondeductible amortization .................    3.1            --           --
Research and development tax credit ........   (5.6)         (4.8)%       (4.7)%
State tax rate change ......................     --           2.3%          --
Foreign tax rate differential ..............     --          (3.5)%         --
Valuation allowance on net operating losses.     --          10.9%        13.8%
Other ......................................    2.3           4.0%        (0.4)%
                                               ----         -----        -----
Effective tax rate .........................   39.3%        (26.9)%      (27.7)%
                                               ====         =====        =====

         Deferred tax assets are summarized below:

                                                           JULY 31,
                                             -------------------------------------
                                               1998         1999            2000
                                             --------    ---------       ---------
Deferred tax assets:
  State tax payments.....................    $175,000    $ (146,000)     $ (301,000)
  Depreciation...........................      11,000        66,000          94,000
  Inventory reserves.....................     230,000       338,000         456,000
  Reserves for bad debts and returns.....     695,000       614,000         806,000
  Stock option exercises.................          --        36,000
  Amortization of intangibles............     570,000            --              --
  Deferred service revenue sales.........     138,000       325,000         152,000
  Research and development tax credit....          --       157,000         876,000
  Accrued expenses.......................          --       362,000         389,000
  Net operating loss carry forwards
     -- state............................          --        67,000         274,000
  Net operating loss carry forwards
     -- federal..........................                        --         172,000
  Net operating loss foreign-foreign.....          --       430,000         853,000
     Other...............................      33,000        14,000          16,000
                                           ----------    ----------      ----------
     Total deferred income taxes.........  $1,852,000    $2,263,000      $3,787,000
  Valuation allowance....................          --      (430,000)     (1,954,000)
                                           ----------    ----------      ----------
  Net deferred income taxes..............  $1,852,000    $1,833,000      $1,833,000
                                           ==========    ==========      ==========

         A valuation allowance has been provided for deferred tax assets primarily related to net operating losses and tax credits. The Company claimed no benefit in the current provision for some $1,300,000 in operating losses at its foreign subsidiaries. If those subsidiaries generate taxable income in future periods, the Company may realize a tax benefit for these operating losses. Current year stock option exercises resulting in a tax benefit of approximately $750,000 in fiscal 2000 will be credited to additional paid-in capital when the potential benefit is realized. At July 31, 2000, the Company had a net operating loss carryforward for federal income tax purposes of approximately $1,487,000 which is available to offset future taxable income, if any, through 2020. In addition, the company has federal AMT and research credit carryforward which expire from 2013 through 2020. The Company believes it is more likely than not that the Company will realize the benefit of the existing net deferred tax credit asset at July 31, 2000.

5. OTHER ASSETS

         Other assets consist of the following:

                                                     YEAR ENDED JULY 31,
                                               -----------------------------
                                                  1999               2000
                                               ----------         ----------
         Goodwill...........................   $1,167,000         $1,167,000
         Accumulated amortization of
           goodwill.........................     (204,000)          (371,000)
         Other assets.......................      105,000            122,000
                                               ----------         ----------
                                               $1,068,000         $  918,000
                                               ==========         ==========

         Goodwill relates to two acquisitions completed by the Company in fiscal 1998 and two acquisitions completed in fiscal 1999. Goodwill is amortized on a straight line basis over seven years. In fiscal 1998, 1999 and fiscal 2000, amortization of goodwill was $62,000, $142,000 and $167,000, respectively.

6. LINES OF CREDIT

         At July 31, 2000, the Company had established a revolving line of credit with an institutional lender. The line is based on a percentage of the Company's eligible accounts receivable and inventory, up to a maximum of $10,000,000. The line of credit accrued no fees, and interest on outstanding amounts at the lender's prime rate (9.5% at July 31, 2000) plus 1.0%. The institutional lender also makes available to the Company various flooring commitments pursuant to which the Company may finance the purchase of up to $15.0 million in inventory (less any amounts outstanding in working capital loans) from certain of the Company's vendors that have credit arrangements with the institutional lender. The combined

                    PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

line of credit may not exceed $20.0 million and contains restrictive covenants that, among other provisions, require compliance with certain financial covenants, including the maintenance of working capital of at least $20,000,000. The combined line of credit is collateralized by all the assets of the Company. At July 31, 2000, the Company was not in compliance with the working capital covenant, and while the lender waived compliance with the covenant, the lender was not making advances under the working capital provisions of the agreement, although the lender was making available up to $2,000,000 in various flooring purchase commitments. At July 31, 1999 and 2000, the Company owed $0 and $0 under the line of credit and $1,790,000 and $1,470,000 under the flooring agreements which is included in accounts payable, respectively (see Note 7). See subsequent events.

         In addition to the line of credit, the Company's foreign subsidiaries have lines of credit with two German banks, utilized primarily for overdraft and short-term cash needs. The lines allow Megabyte to borrow up to 1,000,000 German marks (approximately US$550,000), with interest at approximately 7.45%, and are not guaranteed by Procom. At July 31, 1999 and 2000, there was 435,000 DM (approximately US$254,000) and 1,285,000 German marks (approximately US$610,000) outstanding under the lines. Also, Procom Technology, SPA maintains two short-term lines of credit totaling 300 million lira (approximately US$145,000), bearing interest at 13% per annum. No amounts were outstanding under this line at year-end.

         The Company has borrowed $10.75 million from an investment bank for 18 months, maturing in September 2000, at rates ranging from 6.125% to $7.4%. In September 2000, the loan was renewed for an additional 6 month period. At
July 31, 2000, approximately $11.9 million of the Company's commercial paper portfolio is pledged as collateral for repayment of the loan.

7. COMMITMENTS AND CONTINGENCIES

     LEASE COMMITMENTS

         At July 31, 2000, the Company leases facilities under non-cancelable operating leases for its facilities in Santa Ana, California; Munich, Germany; and Milan, Italy. The lease on the Company's primary facility expired in August 2000. In addition, the Company has various operating leases for certain office equipment and vehicles.

         At July 31, 2000 future minimum lease payments under these leases were as follows:

                                                OPERATING
                                                 LEASES
                                                ---------
         Fiscal year ending:
              2001...........................   $389,000
              2002...........................    302,000
              2003...........................     22,000
              2004...........................      4,000
                                                --------
         Total minimum lease payments........   $717,000
                                                ========

         Rent expense was $525,000, $1,439,000 and $1,412,000 for fiscal 1998,
1999 and 2000 respectively.

     FLOORING AGREEMENTS

         As is customary in the computer reseller industry, the Company is contingently liable at July 31, 2000 under the terms of repurchase agreements with several financial institutions providing inventory financing for dealers of the Company's appliances. The contingent liability under these agreements approximates the amount financed, reduced by the resale value of any appliances that may be repurchased, and the risk of loss is spread over several dealers and financial institutions. Losses under these agreements have been immaterial in the past.

     LITIGATION

         The Company is involved in routine litigation arising in the ordinary course of its business. While the outcome of litigation cannot be predicted with certainty, the Company believes that none of the pending litigation will have a material adverse effect on the Company's financial position or results of operations.

     EMPLOYMENT AGREEMENTS

         The Company has employment agreements with the Company's President and three Executive Vice Presidents. Each agreement is for a three-year term with an automatic renewal provision which provides that the agreement will perpetually maintain a three-year term unless terminated. Each agreement contains severance provisions that require the payment of 35 months of base salary in the event of the termination of the covered executives. Should all four executives be terminated, the aggregate commitment arising under the severance provisions would be approximately $2.6 million and, in addition, the Company would be obligated to pay a pro rata bonus for the year of termination and to continue for up to two years all life insurance and medical benefits.

8. RETIREMENT PLAN

         The Company has a defined contribution plan covering substantially all full-time employees with more than one year of service. Each participant can elect to contribute up to 15% of his or her annual compensation. While employer contributions to the plan are discretionary, during fiscal 1998, 1999 and 2000 the Company elected to make matching contributions equivalent to between 38% and 50% of the first 4% of each eligible employee's contribution. Total expense for fiscal 1998, 1999 and 2000 was $95,000, $106,000 and $86,000, respectively.

9. RELATED PARTY TRANSACTIONS

         During the two years ended July 31, 2000, the Company utilized the services of Advanced Construction Solutions, Inc. (ACS), an Orange County based real estate developer and general contractor to (a) locate a suitable facility for the Company to utilize as its corporate headquarters for approximately 18 months, (b) act as a general contractor to complete a build-out of necessary tenant improvements for the temporary facility, and (c) locate, and then negotiate the purchase of, and commence development of, a parcel of land in Irvine, California for the Company's long-term corporate headquarters. ACS is owned 50% by a brother of Frank Alaghband, an Executive Vice President and Director of the Company. During the year ended July 31, 1999, the Company executed an 18 month lease with an unrelated landlord, calling for approximately $1,050,000 in lease payments, and the Company purchased an 8 acre site from an unrelated landowner for approximately $7.3 million. ACS received approximately $357,000 directly from the Company for the tenant improvement build-out (of approximately 60,000 square feet), and $40,200 directly from the Company for services in planning and developing the Irvine facility, and approximately $142,000 in commissions paid by the temporary facility landlord and the land owner upon the completion of the transactions described. The Company has also agreed to utilize ACS in the construction of the Irvine facility. The Company has expended approximately $6.1 million for construction costs through July 31, 2000, and expects to expend an additional $2.0 million to complete the facility after that date. A majority of the construction costs were paid to ACS. No value from the above transactions accrued to the personal benefit of Mr. Alaghband or any of the other executive officers.

10.  STOCK OPTION PLAN AND EMPLOYEE STOCK PURCHASE PLAN

         In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, and has been adopted by the Company.

         During fiscal 1996, the Company instituted the 1995 Stock Option Plan (the "1995 Plan") for its key employees and reserved 540,000 shares for grant under the 1995 Plan. In fiscal 1998, the Board and the Company's shareholders approved the reservation of an additional 450,000 shares for grant under the 1995 Plan. Pursuant to the terms of the 1995 Plan, options to purchase the Company's common stock may be granted with exercise prices equal to the fair market value of the stock on the date of grant. Options expire ten years from the date of the grant and generally vest over a period of four years. In September 1998, the Board authorized the re-pricing of 374,950 options previously granted with exercise prices in excess of $4.50 per share. The new exercise price was $4.50 per share, the fair value of the Company's stock on the date of such re-pricing. Repriced options are included in the granted and cancelled amounts below.

         The following table is a summary of stock option activity for the three years ended July 31, 2000:

                                                                         YEAR ENDED JULY 31,
                                               --------------------------------------------------------------------------
                                                      1998                      1999                       2000
                                               --------------------     ----------------------    -----------------------
                                                           Weighted                   Weighted                   Weighted
                                                           Average                    Average                    Average
                                                           Exercise                   Exercise                   Exercise
                                               Shares        Price       Shares         Price      Shares         Price
                                               -------     --------     ---------     --------    ---------      --------
Outstanding at beginning of year..........     247,013       $4.19        502,277       $6.53     1,403,449       $ 4.06
    Granted...............................     351,800       $9.64      1,653,890       $4.50     1,085,071       $11.91
    Exercised.............................     (50,036)      $2.83        (41,013)      $3.72      (278,587)      $ 4.00
    Cancelled.............................     (46,500)      $7.38       (711,705)      $6.44      (244,755)      $ 5.60
                                               -------       -----      ---------       -----     ---------       ------
    Outstanding at end of year............     502,277       $6.53      1,403,449       $4.37     1,965,178       $ 8.43
                                               =======       =====      =========       =====     =========       ======
    Exercisable end of year...............      47,090       $4.06         99,265       $3.43       247,748       $ 4.34
                                               =======       =====      =========       =====     =========       ======
    Weighted fair value per
      option granted......................                   $4.77                      $4.11                     $ 9.28
                                                             =====                      =====                     ======

                                                     JULY 31, 2000
        ----------------------------------------------------------------------------------------------------
                              OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
        ----------------------------------------------------------------------   ---------------------------
                                          Weighted-Average
           Range of                           Remaining       Weighted-Average              Weighted-Average
        Exercise Prices        Number           Years          Exercise Price     Number     Exercise Price
        ---------------      ---------    ----------------    ----------------   --------   -----------------
          $2.50- 3.00           20,400           5.13              $ 2.50          20,400       $2.50
          $4.50- 5.94        1,220,833           8.61              $ 4.84         227,348       $4.50
          $8.50-16.25          723,945           9.59              $14.67              --          --
                             ---------                                            -------
                             1,965,178                                            247,748
                             =========                                            =======

         During the years ended July 31, 1998, 1999 and 2000, the Company recognized tax benefits of $242,000, $71,000 and $ 0, respectively, from the gains resulting from exercises by employees of non-qualified stock options. The tax benefit is recorded as an increase to additional paid-in-capital.

         Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123 for stock options granted after June 30, 1996 as if the Company had accounted for its stock options under the fair value method of SFAS 123. The fair value of the Company's stock options was estimated using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions, including the expected stock volatility. Because the Company's stock options granted to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options granted to employees. The fair value of the Company's stock options granted to employees was estimated assuming no expected dividends and the following weighted average assumptions:

                                     STOCK OPTION PLAN SHARES
                               -------------------------------------
                               1998            1999             2000
                               ----            ----             ----

Expected life (in years)..     4.0             4.0              5.0
Risk-free interest rate...     6.0%            6.0%             6.0%
Volatility................      .79             .9              0.91

         For purposes of pro forma disclosures, the estimated fair values of the options are amortized over the options' respective vesting period. The Company's pro forma information follows:

                                                      1998           1999           2000
                                                   -----------   ------------   ------------
Pro forma net income (loss)......................   $5,197,000   $(3,042,000)   $(8,414,000)
Pro forma diluted net income (loss) per share....   $      .46   $      (.27)   $      (.74)

         In fiscal 1999, the Company adopted an employee stock purchase plan ("ESPP") that operates in accordance with Section 423 of the Internal Revenue Code whereby eligible employees may, subject to certain limitations, authorize payroll deductions of up to 10% of their salary to purchase shares of the Company's common stock at 85% of the fair market value of the stock on the first or last date of semiannual purchase periods, whichever is less. The Company has reserved 250,000 shares of common stock for issuance under the ESPP. Approximately 6,000 and 26,000 shares were issued under the ESPP during fiscal 1999 and fiscal 2000, respectively.

11.  REVENUE BY PRODUCT AREA AND GEOGRAPHIC AREA

     REVENUES BY PRODUCT FAMILIES


         The Company designs and markets two major distinct product families within one industry segment: network attached storage appliances and other data storage appliances such as standalone CD arrays, various RAID and tape backup appliances and disk drive upgrade subsystems. No one customer accounted for more than 10% of the Company's annual net sales in fiscal 1998, 1999 or 2000.



                                                   YEAR ENDED JULY 31,
                                       -------------------------------------------
                                           1998            1999           2000
                                       ------------    ------------    -----------
Net revenues:
Network attached storage products      $ 28,428,000    $ 26,910,000    $25,435,000
Other data storage products              83,458,000      74,380,000     37,775,000
                                       ------------    ------------    -----------
Total net revenues                     $111,886,000    $101,290,000    $63,210,000
                                       ============    ============    ===========

     GEOGRAPHIC INFORMATION

         Export sales as a percentage of net sales amounted to 17%, 33% and 41% for fiscal years 1998, 1999 and 2000, respectively. A summary of the Company's net sales and gross profit by geographic area is as follows (in thousands):

                                       YEAR ENDED JULY 31,
                            ------------------------------------------
                              1998            1999              2000
                            --------        ---------         --------
Net sales
    United States.........  $ 92,928        $  67,549         $ 37,024
    Foreign ..............    18,958           33,741           26,186
                            --------        ---------         --------
       Total .............  $111,886        $ 101,290         $ 63,210
                            ========        =========         ========

Gross profit
    United States.........  $ 32,968        $  21,270         $ 11,878
    Foreign ..............     3,391            7,017            5,143
                            --------        ---------         --------
       Total .............  $ 36,359        $  28,287         $ 17,021
                            ========        =========         ========

Operating income (loss)
    United States.........  $  7,366        $  (4,455)        $ (9,909)
    Foreign ..............       255             (700)          (2,187)
                            --------        ---------         --------
       Total .............  $  7,621        $  (5,155)        $(12,096)
                            ========        =========         ========

         International sales were primarily to European customers and secondarily to Middle Eastern, Latin American and Pacific Rim customers. As a result of the Company's February 1998 acquisition of the outstanding stock of Megabyte, and the subsequent acquisitions of Procom Technology, AG and Procom Technology, SPA the Company had identifiable assets used in connection with its foreign operations of approximately $4,844,000, $7,054,000 and $7,565,000 as of July 31, 1998, 1999 and 2000, respectively.

12.  ACQUISITIONS

         During fiscal 1998, the Company completed two acquisitions. In February 1998, the Company purchased 100% of the outstanding shares of Megabyte Computerhandels AG, a German distributor of high-end networking solutions. The transaction was accounted for as a purchase, and was effected by the Company's issuance of 104,144 shares of the Company's common stock valued at $900,000. The Company recorded the assets and liabilities of Megabyte at their fair values on the date of acquisition. The purchase price in excess of the fair values of the net assets acquired was approximately $713,000, which has been recorded as goodwill, and will be expensed on a straight line basis over seven years. In June 1998, the Company completed the acquisition of substantially all the assets and liabilities of Invincible Technologies Corporation ("ITC"), a Massachusetts based developer and reseller of high capacity, fault tolerant network storage solutions. The transaction was accounted for as a purchase of assets. The purchase price consisted of cash of approximately $1.0 million, and the Company assumed liabilities in excess of net assets acquired of approximately $1.6 million, for a total purchase price of approximately $2.6 million. ITC had experienced significant losses in its fiscal year ended March 31, 1998. The Company employed an appraiser to identify the values of the assets acquired, including, among other assets, certain in-process research and development costs. The amount of purchase price allocated to in-process research and development was determined by estimating the stage of development of Invincible's research and development projects, estimating future cash flows from future projected revenues, and discounting those cash flows to present value. Invincible had been primarily developing a software cluster management system to extend the capability of UNIX clustering. In determining the appropriate value, the Company considered the prior losses of Invincible, the investment of Invincible toward the development of the outstanding software system, and the estimated completion costs that the Company expected to incur to complete the outstanding research and development projects. The Company further estimated the future revenues and cash flows attainable from the research and development projects, and discounted those revenues significantly to take into account Invincible's lack of financing to attain the projections. The Company determined that $1.7 million of the purchase price was related to the Company's research and development efforts that had not attained technological feasibility and for which no alternative future use was expected. The Company has expensed the value of the research and development as of the date of the acquisition of Invincible and capitalized the fair value of the other assets acquired as determined by the appraiser, including the value of Invincible's assembled work force and goodwill of approximately $913,000, which will be expensed on a straight line basis over seven years.

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

         The following is a summary of the net fair value of the assets acquired, the goodwill on the date of acquisition, and the total consideration paid for the acquisitions made during fiscal 1998:

                                                         MEGABYTE        INVINCIBLE           TOTAL
                                                       -----------       -----------       -----------
Fair value of non-cash assets acquired............     $ 4,755,000       $ 5,431,000       $10,186,000
Liabilities assumed, including lines of credit....      (4,008,000)       (4,643,000)       (8,651,000)
Common stock issued...............................        (902,000)               --          (902,000)
                                                       -----------       -----------       -----------
Cash consideration paid, net of cash acquired.....     $  (155,000)      $   788,000       $   633,000
                                                       ===========       ===========       ===========

         During fiscal 1999, the Company completed the acquisitions of Procom Technology, AG and Procom Technology, SPA. In November 1998, the Company acquired all of the outstanding stock of Procom Technology, AG in exchange for 28,500 shares of stock and $22,000 in cash. Procom Technology, AG is a relatively small Swiss distributor of computer storage peripherals, and has been a customer of the Company for more than five years. The Company treated the acquisition of Procom Technology, AG as a purchase, and recorded goodwill in the purchase of approximately $168,000, which will be amortized over seven years.

         In January 1999, the Company acquired all of the outstanding stock of Procom Technology, SPA in exchange for 51,100 shares of stock and $50,000 in cash. Procom Technology, SPA is a relatively small Italian distributor of higher end computer storage peripherals. The Company's acquisition of Procom Technology, SPA, which was initially treated as a pooling-of-interests, has been changed to reflect the purchase accounting method. As a result of this change, revenue and net income for the second quarter of fiscal 1999 were reduced by approximately $3.1 million and $0.1 million, respectively, from that which was initially reported. The Company recorded goodwill in the purchase of approximately $286,000, which will be amortized over seven years.

         The following is a summary of the net fair value of the assets acquired, the goodwill on the date of acquisition, and the total consideration paid for the acquisitions made during fiscal 1999:

                                                         PROCOM         PROCOM
                                                       TECHNOLOGY,    TECHNOLOGY,
                                                           SPA            AG            TOTAL
                                                       -----------    -----------    -----------
Fair value of non-cash assets acquired..............   $ 2,094,000     $ 280,000     $ 2,374,000
Liabilities assumed, including lines of credit......    (1,692,000)     (126,000)     (1,818,000)
Common stock issued.................................      (436,000)     (150,000)       (586,000)
                                                       -----------     ---------     -----------
Cash consideration paid, net of cash acquired.......   $   (34,000)    $   4,000     $   (30,000)
                                                       ===========     =========     ===========

         The following unaudited pro forma information has been prepared assuming that the acquisitions of Megabyte, Invincible, Procom Technology, AG and Procom Technology, SPA had taken place at the beginning of the respective periods presented. The pro forma financial information is not necessarily indicative of the combined results that would have occurred had the acquisitions taken place at the beginning of the period, nor is it necessarily indicative of results that may occur in the future.

                                                    Pro Forma for the Year Ended
                                                -------------------------------------
                                                July 31, 1998           July 31, 1999
                                                -------------           -------------
                                                (in thousands, except per share data)

Net sales..................................       $140,381                $104,514
Operating income (loss)....................       $  5,255                $ (5,025)
Net income (loss)..........................       $  3,646                $ (2,841)
Net income (loss) per share - diluted......       $    .32                $   (.25)

13. IMPAIRMENT AND RESTRUCTURING CHARGE

         As a result of changes to the Company's business operations, as well as significant operating losses of Invincible after its acquisition, the Company reviewed the long-lived assets purchased in the Invincible acquisition. After comparing the carrying value of the assets to the estimated future undiscounted cash flows from the assets, the Company determined that the values of most of the assets were impaired. The Company wrote off the goodwill remaining from the transaction of approximately $0.8 million, and wrote down the carrying value of certain Invincible fixed assets by $0.6 million. In addition, the Company determined that it would restructure much of the Invincible operations, and recorded a restructuring charge comprised of approximately $0.2 million for lease termination and employee severance costs for approximately 10 employees relating to the Invincible operations. Approximately $0.2 million of the restructuring charge was accrued as of July 31, 1999 and was paid during fiscal 2000. In addition, the Company recorded, in cost of sales, additional reserves of approximately $0.8 million to reserve for the ultimate disposal of much of the Invincible inventory.

14.  SUBSEQUENT EVENTS

         On October 10, 2000, the Company entered into a term loan agreement and a three-year working capital line of credit with CIT Business Credit. The term loan of $4,000,000 is due and payable upon the Company's completion of a long-term mortgage on its corporate headquarters, or it will be repaid in 12 monthly installments commencing April 1, 2001, while a term loan of $ 1 million is due and payable in 90 days. The term loans bear interest at the lender's prime rate (9.5% at July 31, 2000), plus .5%, with increases if the loan is not reduced according to a fixed amortization. The working capital line of credit allows for the Company to borrow, on a revolving basis, for a period of three years, a specified percentage of its eligible accounts receivable and inventories (which would have been approximately $3.7 million at July 31, 2000), up to a limit of $ 5,000,000. Amounts outstanding under the working capital line bear interest at the lender's prime rate plus .25%. The lender charged approximately $130,000 for the credit facilities, some of which may be refunded if the term loan is paid prior to maturity. The lines accrue various monthly maintenance, minimum usage and early termination fees. The lines require certain financial and other covenants, including the maintenance of a minimum EBITDA requirement. The combined lines of credit are collateralized by all the assets of the Company.

         In addition to the two lines noted above, subsequent to year end, the Company replaced the Finova flooring line of credit with a flooring line with IBM Credit who has committed to make $2.5 million in flooring inventory commitments available to the Company. The flooring line is collateralized by the specific inventory purchased pursuant to the flooring commitments, and the two lenders have entered into an intercreditor agreement which determines the level of priority of either lender's security interest. The flooring line requires the maintenance by the Company of a minimum net worth.

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

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         There is incorporated herein by reference the information required by this Item included in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders under the captions "Management," "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 31, 2000.

MANAGEMENT

OUR DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth information with respect to our officers and directors, as of July 31 and October 15, 2000:


Name                    Age    Position
----                    ---    --------
Alex Razmjoo            37     Chairman of the Board, President and Chief Executive Officer

Frank Alaghband         37     Executive Vice President, Operations, and Director

Alex Aydin              37     Executive Vice President, Finance and Administration, and Director

Nick Shahrestany        36     Executive Vice President, Sales and Marketing, and Director

Frederick Judd          43     Vice President, Finance and General Counsel

Dom Genovese            58     Director

David Blake             59     Director

         Mr. Alex Razmjoo is one of our founders and has served as our Chairman of the Board, President and Chief Executive Officer since September 1987. Previously from 1984 to 1987, Mr. Razmjoo served as Director of Engineering of CMS Enhancements, Inc. He received a B.S. degree in Electrical Engineering from the University of California, Irvine.

         Mr. Frank Alaghband is one of our founders and has served as our Executive Vice President, Operations and a director since September 1987. Prior to co-founding Procom, Mr. Alaghband served as a Systems Engineer in the Computer Systems Division of McDonnell Douglas. He received a B.S. degree in Electrical Engineering from the University of California, Irvine.

         Mr. Alex Aydin is one of our founders and has served as our Executive Vice President, Finance and Administration and a director since September 1987. Previously from December 1984 to August 1987, Mr. Aydin served as a Product Development Engineer for Toshiba America, Inc. He received dual B.S. degrees in Electrical Engineering and Biological Sciences in 1984 from the University of California, Irvine and a M.S. degree in Biomedical Engineering in 1985 from California State University, Long Beach.

         Mr. Nick Shahrestany is one of our founders and has served as our Executive Vice President, Sales and Marketing and a director since September 1987. From 1985 to 1987, Mr. Shahrestany served as Regional Sales Manager of CMS Enhancements, Inc. He received a B.S. degree in Biological Sciences with a minor in Electrical Engineering.

         Mr. Frederick Judd has served as our Vice President, Finance and General Counsel since joining our company in November 1993. Prior to joining our company, Mr. Judd was General Counsel for CMS Enhancements, Inc. from February 1992 to November 1993. From April 1987 to February 1992, Mr. Judd served as the Chief Financial Officer and Treasurer of CMS Enhancements, Inc. Mr. Judd received a B.S. degree in Accounting from Arizona State University and a J.D. degree from Brigham Young University. Mr. Judd is a Certified Public Accountant and is licensed to practice law in California and Arizona.

         Mr. Dom Genovese has been a director since August 1997. From April 1996 to October 1997, Mr. Genovese served as Vice President Sales for Sync Research, Inc. Prior to that, he served as Regional Sales Manager at Cisco Systems, Inc., from January 1992 to April 1996. Mr. Genovese received a B.S. degree in electrical engineering from the University of Maryland. Mr. Genovese is a member of the Audit and Compensation Committees of our board of directors.

         Mr. David Blake has been a director since October 1997. Mr. Blake has served as the Dean of the Graduate School of Management at the University of California, Irvine since October 1997. Prior to that date, Mr. Blake served as the Dean of the Edwin L. Cox School of Business at Southern Methodist University from 1990 to 1996, serving as the President of the American Assembly of Collegiate Schools of Business in 1996. Mr. Blake received an A.B. in History from Dartmouth College, an MBA from the University of Pittsburgh, and a Ph.D. in political science and international politics from Rutgers University. Mr. Blake serves on the Audit and Compensation Committees of our board of directors.

Item 11. EXECUTIVE COMPENSATION

         There is incorporated herein by reference the information required by this Item included in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Stock Performance Graph," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 31, 2000.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         There is incorporated herein by reference the information required by this Item included in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders under the caption "Security Ownership of Beneficial Owners," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 31, 2000.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There is incorporated herein by reference the information required by this Item included in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 31, 2000.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a) DOCUMENTS FILED AS A PART OF THIS REPORT:

            (1) INDEX TO FINANCIAL STATEMENTS

                The financial statements included in Part II, Item 8 of
            these documents are filed as part of this Report.

            (2) FINANCIAL STATEMENT SCHEDULES

                The financial statement schedule is filed as part of this
            Report.

         All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

        (b) REPORTS ON FORM 8-K:

            None.

            (3) EXHIBITS

                                INDEX TO EXHIBITS


                                                                                       SEQUENTIALLY
      EXHIBIT                                                                            NUMBERED
      NUMBER                            DESCRIPTION                                       PAGE
      -------                           -----------                                    ------------

         1.1+     Form of Underwriting Agreement.......................................

         3.1+     Amended and Restated Articles of Incorporation of the Company .......

         3.2+     Amended and Restated Bylaws of the Company ..........................

        10.1+     Form of Indemnity Agreement between the Company and each of its executive officers and directors ....................................

        10.2+     Form of Amended and Restated Procom Technology, Inc. 1995 Stock
                  Option Plan .........................................................

        10.2+     Form of Procom Technology, Inc. 1999 Employee Stock Purchase Plan....

        10.3+     Amended and Restated Executive Employment Agreement, dated as of
                  October 28, 1996, between the Company and Alex Razmjoo ..............

        10.4+     Amended and Restated Executive Employment Agreement, dated as of
                  October 28, 1996, between the Company and Frank Alaghband ...........

        10.5+     Amended and Restated Executive Employment Agreement, dated as of
                  October 28, 1996, between the Company and Alex Aydin ................

        10.6+     Amended and Restated Executive Employment Agreement, dated as of
                  October 28, 1996, between the Company and Nick Shahrestany ..........

        10.7+     Form of Registration Rights Agreement ...............................

        10.8+     Lease, dated February 10, 1992, between 2181 Dupont Associates and the Company, as amended .........................................

        10.9+     Loan and Security Agreement, dated November 18, 1994, by and between the Company and FINOVA Capital Corporation, as amended ......

        10.9+     Amendment to FINVOVA Loan and Security Agreement dated July 30,
                  1997 ................................................................

        10.10+    Asset Purchase Agreement, dated June 24, 1998, among Invincible
                  Technologies Acquisition Corporation, Invincible Technologies
                  Corporation, and certain stockholders of Invincible Technologies
                  Corporation named therein ...........................................

        21.1      List of Subsidiaries ................................................

        23.1      Consent of KPMG LLP .................................................

        23.2      Consent of Arthur Andersen LLP ......................................

        27.1      Financial Data Schedule .............................................

-----------------
+  Previously filed

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Irvine, California, on the 30th day of October, 2000.


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


      SIGNATURE                            TITLE                            DATE
      ---------                            -----                            ----
  /s/   Alex Razmjoo          Chairman of the Board, President and     October 30, 2000
----------------------------- Chief Executive Officer (Principal
        Alex Razmjoo          Executive Officer)


  /s/   Alex Aydin            Executive Vice President, Finance and    October 30, 2000
----------------------------- Administration (Principal Financial
        Alex Aydin            Officer)


  /s/   Frederick Judd        Vice President, Finance and General      October 30, 2000
----------------------------- Counsel (Principal Accounting Officer)
        Frederick Judd


  /s/   Frank Alaghband       Director                                 October 30, 2000
-----------------------------
        Frank Alaghband


  /s/   Nick Shahrestany      Director                                 October 30, 2000
-----------------------------
        Nick Shahrestany


                              Director
-----------------------------
        Dom Genovese


                              Director
-----------------------------
        David Blake

                                   SCHEDULE II

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JULY 31, 1998, 1999 AND 2000

                                                  BALANCE        CHARGED                                   BALANCE AT
                                                 BEGINNING        COSTS                                      END OF
                                                  PERIOD         EXPENSES       OTHER      DEDUCTIONS        PERIOD
                                                 ---------       --------      -------     -----------     ----------
YEAR ENDED JULY 31, 1998:
   Allowance for sales returns                  $  672,000      $  372,000    $     --     $        --     $1,044,000
   Allowance for doubtful accounts......           320,000          53,000     225,000         (90,000)       508,000
   Allowance for excess and obsolete inventory     190,000         454,000     213,000        (432,000)       425,000

YEAR ENDED JULY 31, 1999:
   Allowance for sales returns..........        $1,044,000      $8,326,000    $     --     $ 7,431,000     $1,939,000
   Allowance for doubtful accounts......           508,000          10,000      54,000         (50,000)       522,000
   Allowance for excess and obsolete inventory     425,000       2,155,000      32,000      (1,413,000)     1,199,000

YEAR ENDED JULY 31, 2000:
   Allowance for sales returns..........        $1,939,000      $5,917,000    $     --     $ 5,781,000     $2,075,000
   Allowance for doubtful accounts......           522,000         360,000                    (205,000)       677,000
   Allowance for excess and obsolete inventory   1,199,000         718,000                    (675,000)     1,242,000

                                INDEX TO EXHIBITS


                                                                                       SEQUENTIALLY
      EXHIBIT                                                                            NUMBERED
      NUMBER                            DESCRIPTION                                       PAGE
      -------                           -----------                                    ------------

         1.1+     Form of Underwriting Agreement.......................................

         3.1+     Amended and Restated Articles of Incorporation of the Company .......

         3.2+     Amended and Restated Bylaws of the Company ..........................

        10.1+     Form of Indemnity Agreement between the Company and each of its executive officers and directors ....................................

        10.2+     Form of Amended and Restated Procom Technology, Inc. 1995 Stock
                  Option Plan .........................................................

        10.2+     Form of Procom Technology, Inc. 1999 Employee Stock Purchase Plan....

        10.3+     Amended and Restated Executive Employment Agreement, dated as of
                  October 28, 1996, between the Company and Alex Razmjoo ..............

        10.4+     Amended and Restated Executive Employment Agreement, dated as of
                  October 28, 1996, between the Company and Frank Alaghband ...........

        10.5+     Amended and Restated Executive Employment Agreement, dated as of
                  October 28, 1996, between the Company and Alex Aydin ................

        10.6+     Amended and Restated Executive Employment Agreement, dated as of
                  October 28, 1996, between the Company and Nick Shahrestany ..........

        10.7+     Form of Registration Rights Agreement ...............................

        10.8+     Lease, dated February 10, 1992, between 2181 Dupont Associates and the Company, as amended .........................................

        10.9+     Loan and Security Agreement, dated November 18, 1994, by and between the Company and FINOVA Capital Corporation, as amended ......

        10.9+     Amendment to FINVOVA Loan and Security Agreement dated July 30,
                  1997 ................................................................

        10.10+    Asset Purchase Agreement, dated June 24, 1998, among Invincible
                  Technologies Acquisition Corporation, Invincible Technologies
                  Corporation, and certain stockholders of Invincible Technologies
                  Corporation named therein ...........................................

        21.1      List of Subsidiaries ................................................

        23.1      Consent of KPMG LLP .................................................

        23.2      Consent of Arthur Andersen LLP ......................................

        27.1      Financial Data Schedule .............................................

-----------------
+  Previously filed