Form 10-Q
period 2000-10-31
PROCOM TECHNOLOGY INC
filed 2000-12-14
CIK 1025711

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended OCTOBER 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from __________________ to _______________

    Commission file number 0-21053


                             PROCOM TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)


        California                                               33-0268063
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)


                      58 Discovery, Irvine California 92618
               (Address of principal executive office) (Zip Code)


                                 (949) 852-1000
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares of Common Stock, $.01 par value, outstanding on December 1, 2000, was 11,618,022

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. Financial Statements.

                    PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             October 31,           July 31,
                                                                2000                 2000
                                                            ------------         ------------
ASSETS

Current assets:
  Cash .............................................        $  2,792,000         $  1,450,000
  Short-term marketable securities, held to maturity          16,780,000           14,065,000
  Accounts receivable, less allowance for doubtful
    accounts and sales returns of $2,663,000 and
    $2,752,000, respectively .......................           9,030,000            6,699,000
  Inventories, net .................................           9,319,000            8,430,000
  Income tax receivable ............................              21,000            2,699,000
  Deferred income taxes ............................           2,131,000            1,833,000
  Prepaid expenses .................................           1,186,000              372,000
  Other current assets .............................             176,000              296,000
                                                            ------------         ------------
      Total current assets .........................          41,435,000           35,844,000
Property and equipment, net ........................          17,357,000           16,034,000
Other assets .......................................             880,000              918,000
                                                            ------------         ------------
      Total assets .................................        $ 59,672,000         $ 52,796,000
                                                            ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Lines of credit ..................................        $  5,597,000         $    610,000
  Loan payable .....................................                  --           10,750,000
  Accounts payable .................................           8,428,000           10,399,000
  Accrued expenses and other current liabilities ...           2,145,000            1,837,000
  Accrued compensation .............................           1,020,000            1,213,000
  Deferred service revenues ........................             711,000              431,000
  Income taxes payable .............................              19,000                   --
  Current portion of convertible debenture .........           9,612,000                   --
                                                            ------------         ------------
      Total current liabilities ....................          27,532,000           25,240,000

  Convertible debenture ............................           4,806,000                   --
                                                            ------------         ------------
      Total liabilities ............................          32,338,000           25,240,000
                                                            ------------         ------------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, no par value; 10,000,000 shares
    authorized, no shares issued and outstanding ...                  --                   --
  Common stock, $.01 par value; 65,000,000 shares
    authorized, 11,612,307 and 11,531,357 shares
    issued and outstanding, respectively ...........             116,000              115,000
  Additional paid-in capital .......................          20,714,000           19,685,000
  Retained earnings ................................           6,916,000            8,007,000
  Accumulated other comprehensive loss .............            (412,000)            (251,000)
                                                            ------------         ------------
      Total shareholders' equity ...................          27,334,000           27,556,000
                                                            ------------         ------------
Total liabilities and shareholders' equity .........        $ 59,672,000         $ 52,796,000
                                                            ============         ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                    PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       THREE MONTHS ENDED
                                                           OCTOBER 31
                                                 ------------------------------
                                                     2000               1999
                                                 ------------      ------------
Net sales ..................................     $ 13,264,000      $ 18,909,000
Cost of sales ..............................        8,382,000        13,668,000
                                                 ------------      ------------
    Gross profit ...........................        4,882,000         5,241,000

Selling, general and administrative expenses        4,669,000         6,051,000
Research and development expenses ..........        1,772,000         1,646,000
                                                 ------------      ------------
    Operating loss .........................       (1,559,000)       (2,456,000)
Interest income ............................          222,000           286,000
Interest expense ...........................         (148,000)               --
                                                 ------------      ------------
  Loss before income taxes .................       (1,485,000)       (2,170,000)
  Benefit for income taxes .................         (394,000)         (594,000)
                                                 ------------      ------------
Net loss ...................................     $ (1,091,000)     $ (1,576,000)
                                                 ============      ============
Net loss per common share:
     Basic .................................     $      (0.09)     $      (0.14)
                                                 ============      ============
     Diluted ...............................     $      (0.09)     $      (0.14)
                                                 ============      ============
Weighted average number of common shares:
     Basic .................................       11,570,000        11,238,000
                                                 ============      ============
     Diluted ...............................       11,570,000        11,238,000
                                                 ============      ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                   COMMON STOCK                                        ACC. OTHER
                                             -----------------------    ADDITIONAL      RETAINED     COMPREHENSIVE
                                               SHARES        AMOUNT   PAID IN CAPITAL   EARNINGS      INCOME (LOSS)      TOTAL
                                             -----------   ---------  ---------------  -----------   --------------   ------------
BALANCE AT JULY 31, 1998 ..............       11,178,742   $ 112,000    $17,751,000    $18,866,000    $   3,000       $ 36,732,000

Comprehensive loss:
Net loss ..............................               --          --             --     (2,875,000)          --         (2,875,000)
Foreign currency translation adjustment               --          --             --             --      (18,000)           (18,000)
                                                                                                                      ------------
Comprehensive loss ....................                                                                                 (2,893,000)

Exercise of employee stock options ....           41,013          --        152,000             --           --            152,000
Issuance of stock to employees ........            5,531          --         39,000             --           --             39,000
Tax benefit from stock option exercises               --          --         71,000             --           --             71,000
Stock repurchases .....................          (77,845)     (1,000)      (400,000)            --           --           (401,000)
Acquisitions ..........................           79,600       1,000        585,000             --           --            586,000
                                             -----------   ---------   ------------   ------------    ---------       ------------
BALANCE AT JULY 31, 1999 ..............       11,227,041     112,000     18,198,000     15,991,000      (15,000)        34,286,000

Comprehensive loss:
Net loss ..............................               --          --             --     (7,984,000)          --         (7,984,000)
Foreign currency translation adjustment               --          --             --             --     (236,000)          (236,000)
                                                                                                                      ------------
Comprehensive loss ....................                                                                                 (8,220,000)
Compensatory stock options ............               --          --         62,000             --           --             62,000
Exercise of employee stock options ....          278,587       3,000      1,112,000             --           --          1,115,000
Issuance of stock to employees ........           25,729          --        313,000             --           --            313,000
                                             -----------   ---------   ------------   ------------    ---------       ------------
BALANCE AT JULY 31, 2000 ..............       11,531,357     115,000     19,685,000      8,007,000     (251,000)        27,556,000

Comprehensive loss:
Net loss ..............................               --          --             --     (1,091,000)          --         (1,091,000)
Foreign currency translation adjustment               --          --             --             --     (161,000)          (161,000)
                                                                                                                      ------------
Comprehensive loss ....................                                                                                 (1,252,000)
Compensatory stock options ............               --          --          6,000             --           --              6,000
Exercise of employee stock options ....           80,950       1,000        441,000             --           --            442,000
Issuance of  stock warrant to investor                --          --        582,000             --           --            582,000
                                             -----------   ---------   ------------   ------------    ---------       ------------
BALANCE AT OCTOBER 31, 2000 ...........       11,612,307   $ 116,000   $ 20,714,000   $  6,916,000    $(412,000)      $ 27,334,000
                                             ===========   =========   ============   ============    =========       ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  THREE MONTHS ENDED
                                                                     OCTOBER 31,
                                                           -------------------------------
                                                               2000               1999
                                                           ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ............................................      $ (1,091,000)      $ (1,576,000)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization ...................           215,000            226,000
    Compensatory stock options ......................             6,000                 --
    Changes in assets and liabilities,
      net of effects of acquisitions:
      Accounts receivable ...........................        (2,331,000)          (490,000)
      Inventories ...................................          (889,000)           190,000
      Income tax receivable .........................         2,678,000                 --
      Deferred income taxes .........................          (298,000)         1,097,000
      Prepaid expenses ..............................          (814,000)            24,000
      Other current assets ..........................           120,000              9,000
      Other assets ..................................            (2,000)             2,000
      Accounts payable ..............................        (1,971,000)          (783,000)
      Accrued expenses and compensation .............           115,000         (1,818,000)
      Deferred service revenues .....................           280,000            707,000
      Income taxes payable ..........................            19,000            (18,000)
                                                           ------------       ------------
         Net cash used in operating activities ......        (3,963,000)        (2,430,000)
                                                           ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment ..............        (1,498,000)          (241,000)
    Investments in short-term marketable securities .                --         (7,028,000)
                                                           ------------       ------------
         Net cash used in investing activities ......        (1,498,000)        (7,269,000)
                                                           ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of convertible debt, net ...............        14,418,000                 --
    Issuance of stock warrant to investor ...........           582,000                 --
    Repayment of  loan ..............................       (10,750,000)                --
    Net borrowings on lines of credit ...............         4,987,000                 --
    Stock option exercises ..........................           442,000             45,000
                                                           ------------       ------------
         Net cash provided by financing activities ..         9,679,000             45,000
      Effect of exchange rate changes ...............          (161,000)           (29,000)
                                                           ------------       ------------
      Increase (decrease) in cash ...................         4,057,000         (9,683,000)
Cash and cash equivalents at beginning of period ....        15,515,000         22,433,000
                                                           ------------       ------------
Cash and cash equivalents at end of period ..........      $ 19,572,000       $ 12,750,000
                                                           ============       ============
Supplemental disclosures of cash flow information:

CASH PAID (RECEIVED) DURING THE PERIOD FOR:
    Interest ........................................      $    117,000       $         --
    Income taxes ....................................      $ (2,732,000)      $ (1,097,000)

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     PROCOM TECHNOLOGY, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                      OCTOBER 31, 2000 AND OCTOBER 31, 1999

NOTE 1. GENERAL.

        The accompanying financial information is unaudited, but in the opinion of management, reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of Procom Technology, Inc. and its consolidated subsidiaries (the "Company") as of the dates indicated and the results of operations for the periods then ended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While the Company believes that the disclosures are adequate to make the information presented not misleading, the financial information should be read in conjunction with the audited financial statements, and notes thereto included in the Company's Report on Form 10-K for fiscal 2000. Results for the interim periods presented are not necessarily indicative of the results for the entire year.

NOTE 2. INVENTORIES.

        Inventories are summarized as follows:

                                  October 31, 2000    July 31, 2000
                                  ----------------    -------------

        Raw materials               $4,929,000         $4,225,000
        Work-in process                609,000            255,000
        Finished goods               3,781,000          3,950,000
                                    ----------         ----------
           Total                    $9,319,000         $8,430,000
                                    ==========         ==========

NOTE 3. NET LOSS PER SHARE.

        Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of shares of common stock outstanding and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of stock options and warrants. For the periods presented, basic and diluted net loss per share was based on the weighted average number of shares of common stock outstanding during the period. At October 31, 2000 and 1999, respectively, options and warrants to purchase 1,394,000 and 779,000 shares of common stock, respectively, were not included in the computation of net loss per share as the effect would have been antidilutive.

NOTE 4. COMPREHENSIVE LOSS.

        For the quarters ended October 31, 2000 and 1999, the only differences between reported net loss and comprehensive loss were foreign currency translation adjustments of $(161,000) and $(29,000), respectively.

NOTE 5. BUSINESS SEGMENT INFORMATION.

        The Company operates in one industry segment: The design, manufacture and marketing of data storage devices. The Company has two major distinct product families: network attached storage products ("NAS Products") and other data storage and access products. Net sales of network attached storage (NAS) products represented approximately 60.3% and 14.0% of total product net sales for the three months ended October 31, 2000 and 1999.

        International sales as a percentage of net sales amounted to 58.0% and 40.9% for the three months ended October 31, 2000 and 1999. International sales for the first quarter of fiscal 2001 include sales of approximately $3.3 million in sales to an Italian internet service provider. International sales were primarily to European customers and secondarily Middle Eastern, Latin American and Pacific Rim customers. Identifiable assets used in connection with the Company's foreign operations have not changed materially since July 31, 2000.

NOTE 6. LINES OF CREDIT AND CONVERTIBLE DEBENTURE.

        On October 10, 2000, the Company entered into a term loan agreement and a three-year working capital line of credit with CIT Business Credit. A term loan of $4,000,000 is due and payable upon the Company's finalization of a long-term mortgage on its corporate headquarters, or it will be repaid in 12 monthly installments commencing April 1, 2001, while a term loan of $1 million is due and payable in 90 days. The term loans bear interest at the lender's prime rate (9.0% at October 31, 2000), plus .5%, with increases if the loan is not reduced according to a fixed amortization. The working capital line of credit allows for the Company to borrow, on a revolving basis, for a period of three years, a specified percentage of its eligible accounts receivable and inventories (approximately $3.0 million at October 31, 2000), up to a limit of $5,000,000. Amounts outstanding under the working capital line bear interest at the lender's prime rate plus .25%. At October 31, 2000, $5.2 million was outstanding under the various credit arrangements. The lender charged approximately $130,000 for the credit facilities, some of which may be refunded if the term loan is paid prior to maturity. The lines accrue various monthly maintenance, minimum usage and early termination fees. The lines require certain financial and other covenants, including the maintenance of a minimum EBITDA requirement for each fiscal quarter beginning in the quarter ending January 31, 2001. The Company was in compliance with all covenants of the lines at October 31, 2001. The combined lines of credit are collateralized by all the assets of the Company.

        In addition to the two lines noted above, the Company replaced the Finova flooring line of credit with a flooring line with IBM Credit who has committed to make $2.5 million in flooring inventory commitments available to the Company. The flooring line is collateralized by the specific inventory purchased pursuant to the flooring commitments, and the two lenders have entered into an intercreditor agreement which determines the level of priority of either lender's security interest. The flooring line requires the maintenance by the Company of a minimum net worth of $16,000,000, and the Company was in compliance with the terms of the flooring line at October 31, 2000. At October 31, 2000, there was $1.0 million outstanding under the IBM flooring line of credit included in accounts payable.

        On October 31, 2000, the Company issued a $15 million convertible unsecured debenture to a private investor. The debenture bears interest at 6.0% per annum, and is repayable in full on October 31, 2003, unless otherwise converted into the common stock of the Company. The debenture is convertible into the common stock of the Company at the investor's option at $22.79 per share, and at the Company's option if the common stock of the Company trades at more than $30.75 for at least 20 consecutive trading days. The investor has a "put" right, which allows the investor to require the Company to either repay in cash the face amount of the debenture put by the investor, plus any accrued but unpaid interest through such time, or pay such amount by issuing its shares at 90% of the average closing price of the Company's common stock for the five-day period preceding the time the investor makes such a demand. The investor may put up to $5 million on the 6th month anniversary, $10 million on the 12 month anniversary, and $15 million on the 18th, 24th and 30th anniversaries of October 31, 2000. If the Company were to issue shares at 90% of the trading price as repayment of a put demand, the Company may incur a significant charge to its income statement based on the difference between the issuance price of the Company's common stock and the value of the common stock at October 31, 2000. In connection with the issuance of the debenture, the Company issued to the investor a 5-year warrant to purchase up to 32,916 shares of its common stock at $32.55 per share. The Company has valued the warrant using a Black-Scholes model at approximately $582,000, and will amortize this value over the life of the debt, or if conversion of the debenture occurs, the Company will reclass the remaining value to interest expense.

        Because $10 million of the debenture may be put to the Company within one year from the date of the balance sheet, the principal amount of the debentures are classified in both current and long-term liabilities, net of the remaining warrant value. At October 31, 2000, the values were:

                                      Debenture      Warrant         Net
                                        amount        Value       Debenture
                                      repayable     Remaining       Value
                                     -----------    ---------    -----------
Current portion of long-term debt    $10,000,000    $(388,000)   $ 9,612,000
Long-term debt                         5,000,000     (194,000)     4,806,000
                                     -----------    ---------    -----------
         Total                       $15,000,000    $(582,000)   $14,418,000
                                     ===========    =========    ===========

In addition to the warrant cost, costs of approximately $582,000 were incurred in the debt transactions noted above, and the amounts will be classified as prepaid expenses, and amortized as interest expense over the life of the debt instruments.

NOTE 7. RECENT ACCOUNTING PRONOUNCEMENTS.

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments including derivative instruments embedded in other contracts and for hedging activities. Adoption of SFAS 133 did not have a material impact on the Company's consolidated financial position, results of operations or liquidity.

        In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulleting (SAB) No. 101, "Revenue Recognition in Financial Statements," as amended, which for the Company is effective no later than the fourth quarter of fiscal 2001. SAB No. 101 summarizes certain of the SEC staff's views regarding the appropriate recognition of revenue in financial statements. The Company is currently reviewing SAB No. 101 and has not yet determined the potential impact on its financial statements.

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

        Changing Business Mix. In recent periods, we have experienced significantly reduced demand, revenues and gross margins for our non-NAS products and we have discontinued some non-NAS products. The demand for our CD servers and arrays has declined and we have experienced increased pricing pressures on our disk drive storage upgrade systems, resulting in lower overall revenues and gross margins. Our gross margins vary significantly by product line, and, therefore, our overall gross margin varies with the mix of products we sell. For example, our sales of CD servers and arrays have historically generated higher gross margins than those of our tape back-up and disk drive products. Because recently we have sold, and expect to continue to sell, fewer CD server and arrays, we expect our overall gross margins to be negatively affected. This reduction may be offset as sales of our higher margin NAS appliances increase as a percentage of total sales, in which case, we expect our overall gross margins to be positively affected.

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

        The following table sets forth consolidated statement of operations data as a percentage of net sales for each of the periods indicated:

                                                   THREE MONTHS ENDED
                                                       OCTOBER 31,
                                                   ------------------
                                                   2000         1999
                                                   -----       -----
STATEMENT OF OPERATIONS

Net sales                                          100.0%      100.0%
Cost of sales                                       63.2        72.3
                                                  ------      ------
    Gross profit                                    36.8        27.7

Operating expenses:
    Selling, general and administrative             35.2        32.0
    Research and development                        13.4         8.7
                                                  ------      ------
    Total operating expenses                        48.6        40.7
                                                  ------      ------
Operating loss                                     (11.8)      (13.0)
                                                  ------      ------
Interest income, net                                 0.6         1.5
                                                  ------      ------
Loss before income taxes                           (11.2)      (11.5)
Benefit for income taxes                            (3.0)       (3.1)
                                                  ------      ------
Net loss                                            (8.2)%      (8.4)%
                                                  ======      ======

THREE MONTHS ENDED OCTOBER 31, 2000 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1999

        Net Sales. Net sales decreased by 29.9% to $13.3 million for the three months ended October 31, 2000, from $18.9 million for the three months ended October 31, 1999. This decrease resulted from a significant decrease in unit sales of CD servers and arrays and disk drive storage upgrade systems, combined with the effect of significant price erosion of the average selling price of these products. In addition, sales were reduced due to lower sales of our German subsidiary and the concurrent weakening of the European currencies. Also, during the quarter, we relocated our corporate headquarters to Irvine, California, and sales and operations were disrupted for a significant period during the quarter. We expect to see continued weakness in the demand for our disk drive storage upgrade systems and CD servers and arrays and non-NAS product sales throughout fiscal 2001, and we may accelerate the discontinuance of our non-NAS products.

        Net sales related to our disk based NAS appliances were $7.9 million for the three months ended October 31, 2000, compared to $2.6 million for the three months ended October 31, 1999. This increase was primarily the result of increased unit sales of our NetFORCE NAS appliances, offset by decreased sales of our DataFORCE NAS appliances. Sales of approximately $3.3 million in NAS appliances to an Italian internet service provider are included in net sales for the quarter ended October 31, 2000.

        International sales remained constant at $7.7 million, but increased to 58.0% of our net sales for the three months ended October 31, 2000, compared to 40.9% of our net sales in the three months ended October 31, 1999. The increase in international sales as a percentage of our net sales was primarily due to sales to an Italian internet service provider, of approximately $3.3 million, included in net sales for the first quarter of fiscal 2001, and other sales of NAS appliances by our German and Swiss subsidiaries and reduced U.S. sales of our CD servers and arrays. There can be no assurance that our revenues of our NAS products will continue to increase in any particular quarter or period.

        Gross Profit. Gross profit decreased 6.8% to $4.9 million, for the three months ended October 31, 2000, from $5.2 million, for the three months ended October 31, 1999. Gross margin increased to 36.8% of net sales for the three months ended October 31, 2000, from 27.7% of net sales for the three months ended October 31, 1999. The increase in gross margin was primarily the result of the higher percentage of NAS revenues of our European subsidiaries, offset to a lesser extent by a reduction in sales of CD servers and arrays, which have historically experienced higher margins. In addition, we realized reduced margins on lower sales of disk drive upgrade systems due to competition and price erosion in the disk drive upgrade industry. We expect that gross margins may be impacted by continuing reductions in sales of some of our higher margin non-NAS product lines, such as CD servers and arrays, until sales of our NAS appliances significantly increase both in absolute dollars, and as a percentage of our total sales.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 22.8% to $4.7 million in the three months ended October 31, 2000, from $6.1 million in the three months ended October 31, 1999, and increased as a percentage of net sales to 35.2% from 32.0%. The dollar decrease in selling, general and administrative expenses was primarily the result of reduced sales commissions, offset partially by the direct costs of approximately $100,000 to relocate our corporate headquarters to Irvine, California and net foreign currency losses of approximately $160,000 incurred due to the weakening of the Euro, and therefore, the German mark and the Italian lira. In addition, we incurred reduced advertising and marketing costs, and reduced legal fees, offset by increases in the cost of personnel necessary to support our NAS sales and marketing efforts. During the three months ended October 31, 2000, we continued to identify and eliminate certain positions and functions not related to our core NAS activities. As a result, we experienced a slight reduction in selling, general and administrative expenses in the past quarter. However, we expect overall selling, general and administrative expense to increase in future periods as we plan to substantially increase spending on efforts to market our NAS appliances and we expect increased facilities costs, such as utilities, taxes and maintenance, as we utilize our recently completed corporate headquarters.

        Research and Development Expenses. Research and development expenses increased 7.7% to $1.8 million, or 13.4% of net sales, for the three months ended October 31, 2000, from $1.6 million, or 8.7% of net sales, for the three months ended October 31, 1999. These increases were primarily due to compensation expense for additional NAS software programmers and hardware developers. We anticipate that our research and development expenses will continue to increase, both in absolute dollars and as a percentage of net sales, with the expected addition of dedicated NAS engineering resources.

        Interest Income (Expense). Interest income decreased 22.4% to $222,000 for the three months ended October 31, 2000, from $286,000 for the three months ended October 31, 1999. During the first three months of fiscal year 2001, we invested the majority of our available cash in investment-grade commercial paper with maturities of less than 90 days. As a result of a decrease in our investable cash position, partially offset by slightly increased interest rates, interest income decreased in fiscal 2001. During the first quarter of fiscal 2001, our new corporate headquarters were placed into service, and we began to incur interest expense on the amount we have financed for our building. (Previously, interest expense had been capitalized as part of the developmental cost of our headquarters.) We expect that interest income will be reduced in the future and that interest expense will increase significantly due to the financing of our corporate headquarters, and our need to borrow additional amounts to finance our operations. On October 31, 2000, we issued a $15 million 6% convertible debenture, and interest expense in future periods will include interest charges on the amount outstanding under the debenture agreement.

        Benefit for Income Taxes. Our effective tax benefit rate for the three months ended October 31, 2000 was (26.5%), compared to an effective tax benefit rate of (27.4%) for the same period in fiscal 1999. The fiscal 2001 benefit approximates the federal and state statutory rates applied to our U.S. operating losses, reduced by unusable foreign operating losses, and adjusted for research and development credits. The corresponding fiscal 2000 effective tax rate reflects the statutory rates and unusable foreign losses, partially offset by research and development tax credits. The net deferred tax asset recorded on the balance sheet as of October 31, 2000 is based on the Company's expectation that it will more likely than not have future taxable income against which it may apply certain tax attributes, including the Company's net operating loss deduction. If such future taxable income does not materialize, the Company may have to reduce or eliminate the value of the tax asset in the future.

LIQUIDITY AND CAPITAL RESOURCES

        As of October 31, 2000, we had cash and short-term marketable securities totaling $19.6 million.

        Net cash used in operating activities was $4.0 million in the first quarter of fiscal 2001 and $ 2.4 million in the first quarter of fiscal 2000. Net cash used in operating activities relates primarily to increases in our accounts receivable and inventories and decreases in accounts payable, offset by a reduction of approximately $2.7 million in our income tax refund receivable, which we received in the first quarter of fiscal 2001.

        Net cash used in investing activities was $1.5 million in the first quarter of fiscal 2001, while net cash used in investing activities was $ 7.3 million in the first quarter of fiscal 2000. Net cash used in investing activities in the first quarter of fiscal 2001 was the result of purchases of $
1.3 million to complete our corporate headquarters and $0.2 million of other property and equipment. Net cash used in investing activities in the first quarter of fiscal 2000 resulted from the purchase of $ 7.0 million of short-term marketable securities and purchases of approximately $0.2 million of property and equipment.

        Net cash provided by financing activities was $ 9.7 million in the first quarter of fiscal 2001. Net cash provided by financing activities in the first quarter of fiscal 2001 resulted primarily from the issuance of a $15 million convertible debenture, and the closing of a term loan/line of credit agreement with CIT Business Credit (see below) and approximately $0.4 million in stock option exercises, reduced by the repayment of approximately $10.8 million in loans previously secured by the Company's commercial paper portfolio.

        At July 31, 2000, we had established a revolving line of credit with Finova Capital Corporation. The line had been based on a percentage of our eligible accounts receivable and inventory, up to a maximum of $10,000,000. We paid off all amounts outstanding under the Finova flooring line in early October 2000.

        In early October 2000, we entered into a term loan agreement and a three-year working capital line of credit with CIT Business Credit. A term loan of $4,000,000 is due and payable upon our finalization of a long-term mortgage on our corporate headquarters, or it will be repaid in 12 monthly installments commencing April 1, 2001, while a second term loan of $1 million is due and payable in 90 days. The term loans bear interest at the lender's prime rate (9.0% at October 31, 2000), plus .5%, with increases if the loan is not reduced according to a fixed amortization. The working capital line of credit allows for us to borrow, on a revolving basis, for a period of three years, a specified percentage of our eligible accounts receivable and inventories (which would have been approximately $3.0 million at October 31, 2000), up to a limit of $5,000,000. At October 31, 2000, there was $5 million outstanding under the term loans, and approximately $0.2 million outstanding under the working capital line of credit. Amounts outstanding under the working capital line bear interest at the lender's prime rate plus .25%. The lender charged approximately $130,000 for the credit facilities, some of which may be refunded if the term loan is paid prior to maturity. The lines accrue various monthly maintenance, minimum usage and early termination fees. The lines require certain financial and other covenants, including the maintenance of a minimum EBITDA requirement for each fiscal quarter beginning the quarter ending January 31, 2001. We were in compliance with all covenants of the lines at October 31, 2001. The combined lines of credit are collateralized by all our assets.

        In addition to the CIT lines noted above, we entered into a flooring line with IBM Credit who has committed to make $2.5 million in flooring inventory commitments available to us. The flooring line is collateralized by the specific inventory purchased pursuant to the flooring commitments, and the two lenders have entered into an intercreditor agreement which determines the level of priority of either lender's security interest. The flooring line requires the maintenance by us of a minimum net worth of $16,000,000, and the Company was in compliance with the terms of the flooring line at October 31, 2000. At October 31, 2000, there was $1.0 million outstanding under the IBM flooring line of credit included in accounts payable.

        In addition to the lines of credit, the Company's foreign subsidiaries have lines of credit with two German banks, utilized primarily for overdraft and short-term cash needs. The lines allow Megabyte to borrow up to 1,000,000 German marks (approximately US$550,000), with interest at approximately 7.45%, and are not guaranteed by Procom. At October 31, 2000, there was 988,000 DM (approximately US$425,000) outstanding under the lines. Also, Procom Technology, SPA maintains two short-term lines of credit totaling 300 million lira (approximately US$145,000), bearing interest at 13% per annum. No amounts were outstanding under this line at October 31, 2000.

        On October 31, 2000, the Company issued a $15 million convertible unsecured debenture to a private investor. The debenture bears interest at 6.0% per annum, and is repayable in full on October 31, 2003, unless otherwise converted into the common stock of the Company. The debenture is convertible into the common stock of the Company at the investor's option at $22.79 per share, and at the Company's option if the common stock of the Company trades at more than $30.75 for at least 20 consecutive trading days. The investor has a "put" right, which allows the investor to require the Company to either repay in cash the face amount of the debenture put by the investor, plus any accrued but unpaid interest through such time, or pay such amount by issuing our shares of common stock at 90% of the average closing price of the Company's common stock for the five day period preceding the time the investor makes such a demand. The investor may put up to $5 million on the 6th month anniversary, $10 million on the 12 month anniversary, and $15 million on the 18th, 24th and 30th anniversaries of October 31, 2000. If the Company were to issue shares at 90% of the trading price as repayment of a put demand, the Company may incur a significant charge to its income statement based on the difference between the issuance price of the Company's common stock and the value of the common stock at October 31, 2000. In connection with the issuance of the debenture, the Company issued to the investor a 5-year warrant to purchase up to 32,916 shares of its common stock at $32.55 per share. The Company has valued the warrant using a Black-Scholes model at approximately $582,000, and will amortize this value over the life of the debt, or if conversion of the debenture occurs, the Company will reclass the remaining value to interest expense.

        Because $10 million of the debentures may be put to the Company within one year from the date of the balance sheet, the principal amount of the debentures are classified in both current and long-term liabilities, net of the remaining warrant value.

        We had also borrowed $10.75 million from an investment bank for 18 months, maturing in September 2000, at which time it can be renewed on a monthly basis, at rates ranging from 6.125% to $7.9%. In September 2000, the loan was renewed for an additional 6 months. We repaid the entire amount outstanding under the loan on October 31, 2000. The interest expended under the line of credit, through the date of completion of construction was capitalized as a cost of construction of our new headquarters facility.

        In March 1999, we purchased an 8.3 acre parcel of land for $7.3 million in Irvine, California, for development as our corporate headquarters facility. Construction commenced in late 1999 and was completed in September 2000. The cost of the land together with the cost of constructing the facility, including capitalized interest and other carrying costs, is approximately $16.6 million including $0.7 million in capitalized interest costs. We intend to lease 47,000 square feet of the building and we are currently considering financing options including a long-term mortgage or sale/leaseback. There can be no assurance, however, that we will be successful in completing a lease, long-term mortgage or sale/leaseback on favorable terms, if at all.

        On September 14, 1998, our board of directors approved an open market stock repurchase program. We were authorized to effect repurchases of up to $2.0 million in shares of our common stock. We have repurchased a total of 77,845 shares at an average cost of $5.15 per share. No repurchases were made in the quarter ended October 31, 2000, and the Company does not intend to make additional repurchases. In September 2000, the Company's Board terminated the repurchase program.

        We expect to have sufficient cash generated from operations, through availability under lines of credit and through other sources, such as a long-term mortgage or a sale-leaseback of our facility, to meet our anticipated cash requirements for the next twelve months.

                                  RISK FACTORS

        Before investing in our common stock, you should be aware that there are risks inherent in our business, including those indicated below. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occurs, our business could be harmed. In that case, the trading price of our common stock could decline, and you might lose all or part of your investment. You should carefully consider the following factors as well as the other information in the reports we have filed with the Securities and Exchange Commission.

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

        We have been manufacturing and selling our NAS products for only approximately three years. For the year ended July 31, 2000 and the quarter ended October 31, 2000, these products accounted for less than 35% and 59%, respectively, of our total net sales. We expect sales of our NAS products to represent an increasing percentage of our net sales in the future. Because of our limited operating history in the NAS product market, as well as the rapidly evolving nature of the NAS market, it is difficult to evaluate our business or our prospects. In particular, our historical financial information is of limited value in projecting our future operating results.

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

        Three customers accounted for approximately 42% and 45% of the Company's total accounts receivable at July 31, 1999 and July 31, 2000, respectively, and one individual customer accounted for approximately 9% and 7% of the Company's net sales for fiscal 1999 and 2000. One customer accounted for approximately 25% of our net sales for the quarter ended October 31, 2000, and three customers accounted for approximately 61% of our total accounts receivable at October 31, 2000. In fiscal 1999 and 2000, we sold our non-NAS products principally to distributors and master resellers such as Ingram Micro, Tech Data, Custom Edge (previously Inacom) and Compucom. Unless and until we diversify and expand our customer base for NAS products, our future success will depend to a large extent on the timing and size of future purchase orders, if any, from these customers. If we lose a major customer, or if one of our customers significantly reduces its purchasing volume or experiences financial difficulties and is unable to pay its debts, our results of operation could be harmed. We cannot be certain that customers that have accounted for significant revenues in past periods will continue to purchase our products in future periods.

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

IF WE ARE UNABLE TO MANAGE OUR INTERNATIONAL OPERATIONS EFFECTIVELY, OUR OPERATING RESULTS COULD BE MATERIALLY ADVERSELY AFFECTED.

        Net sales to our international customers, including export sales from the United States, accounted for approximately 58% of our net sales for the quarter ended October 31, 2000 as compared to 41% of our net sales for the quarter ended October 31, 1999, 41% of our net sales for the year ended July 31, 2000 and approximately 33% of our net sales for the fiscal year ended July 31, 1999. We believe that our growth and profitability will require successful expansion of our international operations to which we have committed significant resources. Our international operations will expose us to operational challenges that we would not otherwise face if we conducted our operations only in the United States. These include:

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

        In recent periods, we have experienced significant declines in net sales and gross profit, and we have incurred operating losses. We incurred operating losses of $5.2 million for fiscal 1999, $ 12.1 million for fiscal 2000 and $1.6 million for the quarter ended October 31, 2000. We expect to continue to incur operating losses through the third quarter of fiscal 2001. As part of our strategy to focus on the NAS market, we plan to significantly increase our direct sales force and to increase our investment in research and development and marketing efforts. We will need to significantly increase our revenues from our NAS products to achieve and maintain profitability. The revenue and profit potential of these products is unproven. We may not be able to generate significant or any revenues from our NAS products or achieve or sustain profitability in the future. In addition, we have invested substantial cash in our new corporate headquarters. If we are unable to achieve or sustain profitability in the future, we will have to seek additional financing in the future, which may not be available to us on favorable or any terms.

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

WE HAVE ISSUED A CONVERTIBLE DEBENTURE, AND THE OBLIGATIONS OF THE DEBENTURE POSE RISKS TO THE PRICE OF OUR COMMON STOCK AND OUR OPERATIONS.

        As we have described above in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations, on October 31, 2000, we issued a 3-year $15 million convertible debenture to a private investor. The debenture provides that in certain circumstances the holder of the debenture may convert its position into our stock, or demand that we repay amounts outstanding with cash or by issuing shares of our common stock. The terms and conditions of the debentures pose unique and special risks to our operations and the price of our common stock. Some of those risks are noted in more detail below.

CONVERSION OF THE DEBENTURE, EXERCISE OF THE WARRANTS AND ADDITIONAL SALES OF COMMON STOCK BY THE HOLDER OF THE DEBENTURE MAY DEPRESS THE PRICE OF OUR COMMON STOCK AND SUBSTANTIALLY DILUTE YOUR SHARES.

        If all of the principal and interest in the debenture are converted into shares assuming conversion of the debentures and payment of interest at 50% of the initial conversion price and all the warrants are exercised, an additional 1,586,228 (the number of shares we registered for resale under a Form S-3 we filed on November 22, 2000) shares of common stock will be issued. Even more shares could be issued if the market price for our common stock is lower than $11.40 and we choose, or are required, to issue shares to the holder of the debenture. The issuance of all or a significant portion of these shares could result in the substantial dilution to the interests of other shareholders or a decrease in the price of our common stock due to the additional supply of shares relative to demand in the market. A decline in the price of our common stock could encourage short sales of our common stock, which could place further downward pressure on the price of our common stock.

THE HOLDER OF THE DEBENTURE HAS A RIGHT TO DEMAND REPAYMENT OF PART OR ALL OF THE DEBENTURE BEFORE ITS STATED MATURITY, AND IF A DEMAND FOR REPAYMENT IS MADE, AND WE ARE UNABLE OR UNWILLING TO REPAY THE DEBENTURE IN CASH, WE MAY HAVE TO ISSUE SHARES IN EXCESS OF THOSE ORIGINALLY CONTEMPLATED, AND THOSE ADDITIONAL SHARES WILL DILUTE YOUR SHARES.

        The debenture provides the holder of the debenture with a "put" right, the opportunity to demand at specified times that we repay the debentures in cash, or else we must issue shares at 90% of the then market price for shares of our common stock, but not more than $22.79 per share. Accordingly, if a selling shareholder exercises its "put" right, and we are either unwilling or unable to repay the cash, and the market price of our shares is lower than $22.79, we will have to issue shares to satisfy the amount of the holder of the debentures, and the issuance of those shares will dilute your shares, and could cause the market price of our common stock to decline.

IF OUR SHARES ARE ISSUED TO THE HOLDER OF THE DEBENTURE, THOSE SHARES MAY BE SOLD INTO THE MARKET, WHICH COULD DEPRESS THE PRICE OF OUR STOCK AND ENCOURAGE SHORT SALES OF OUR STOCK.

        To the extent the debenture is converted or interest on the debenture is paid in shares of our common stock rather than cash, a significant number of these shares of our common stock may be sold into the market, which could decrease the price of our common stock and encourage short sales. Short sales could place further downward pressure on the price of our common stock. In that case, we could be required to issue an increasingly greater number of shares of our common stock upon future conversions of the debenture as a result of the adjustments described above, sales of which could further depress the price of our common stock, and could cause the market price of our common stock to decline.

THE DEBENTURE PROVIDES FOR VARIOUS EVENTS OF DEFAULT THAT WOULD ENTITLE THE HOLDER OF THE DEBENTURE TO REQUIRE THE COMPANY TO REPAY THE ENTIRE AMOUNT OWED IN CASH WITHIN THREE DAYS. IF AN EVENT OF DEFAULT OCCURS, WE MAY BE UNABLE TO IMMEDIATELY REPAY THE AMOUNT OWED, AND ANY REPAYMENT MAY LEAVE US WITH LITTLE OR NO WORKING CAPITAL IN OUR BUSINESS.

        The debenture provides for various events of default. If an event of default occurs, the holder of the debenture can require us to repay the full principal amount owed, plus accrued interest, and an additional 15% in liquidated damages within three days of the date of the event of default. Some of the events of default include matters over which we may have some, little or no control, such as various corporate transactions in which the control of our company changes, or if our common stock ceases to be listed on a trading market. Many other events of default are described in the agreements we executed when we issued the debenture. If an event of default occurs, we may be unable to repay the entire amount, plus the 15% liquidated damages, in cash. Any such repayment could leave us with little or no working capital for our business.

THE DEBENTURE RESTRICTS OUR ABILITY TO RAISE ADDITIONAL EQUITY WITHOUT THE CONSENT OF THE HOLDER OF THE DEBENTURE, WHICH COULD HINDER OUR EFFORTS TO OBTAIN ADDITIONAL NECESSARY FINANCING TO OPERATE OUR BUSINESS, OR TO REPAY THE DEBENTURE HOLDERS.

        The agreements we executed when we issued these debentures prohibit us from obtaining additional equity or equity equivalent financing for a period of 90 trading days after the date we issued the debentures. We also agreed that for a period of 180 trading days after the issuance of the debentures, we would not, without the holder of the debenture's consent, obtain additional equity or equity equivalent financing unless we first offer the holder of the debenture the opportunity to provide such financing upon the terms and conditions proposed. These restrictions have several exceptions, such as issuances of options to employees and directors, strategic transactions and acquisitions and bona fide public offerings with proceeds exceeding $20 million in gross proceeds. However, the restrictions may make it extremely difficult to raise additional equity capital during the 90 day and 180 day periods. We may need to raise such additional capital, and if we are unable to do so, we may have little or no working capital for our business, and the market price of our stock may decline.

WE MAY BE REQUIRED TO PAY LIQUIDATED DAMAGES IF WE DO NOT OBTAIN SHAREHOLDER APPROVAL FOR ISSUANCE OF OUR COMMON STOCK, OR IF WE ARE UNABLE TO TIMELY REGISTER THESE SHARES.

        We are subject to National Association of Securities Dealers Rule 4460, which generally requires shareholder approval of any transaction that would result in the issuance of securities representing 20% or more of an issuer's outstanding listed securities. Upon conversion or the payment of interest on debentures we are not able to issue more than 2,322,150 shares, or 19.99% of our outstanding common stock on October 30, 2000, the day prior to the date of issuance of the debentures. The terms of the convertible debentures purchase agreement also provide that the shareholder desiring to convert has the option of requiring us either to seek shareholder approval within 75 days of the request or to pay the converting holder the monetary value of the debentures that cannot be converted, at a premium to the converting holder. If the shareholder chooses that we convert the debentures into shares and we have not obtained the requisite shareholder approval within 75 days, we would be obligated to pay the monetary value to the purchaser as liquidated damages. Also, under the terms of the Registration Rights Agreement, we will incur liquidated damages of approximately $300,000 per month if we are unable to register the shares, or maintain the registration of the shares, of common stock issuable upon the conversion of the debentures and the exercise of those warrants.

WE MAY ISSUE ADDITIONAL SHARES, WHICH WOULD REDUCE YOUR OWNERSHIP PERCENTAGE AND DILUTE THE VALUE OF YOUR SHARES.

        Events over which you have no control could result in the issuance of additional shares of our common stock, which would dilute your ownership percentage in Procom. We may issue additional shares of common stock or preferred stock: to raise additional capital or finance acquisitions, upon the exercise or conversion of outstanding options, warrants and shares of convertible preferred stock, or in lieu of cash payment of dividends. The issuance of any such shares would dilute your shares.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS.

        This Report on Form 10-Q contains "forward-looking" statements, including, without limitation, the statements under the captions "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business". You can identify these statements by the use of words like "may," "will," "could," "should," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "continue," and variations of these words or comparable words. In addition, all of the non-historical information in this Report on Form 10-Q is forward-looking. Forward-looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may and probably will differ substantially from the results that the forward-looking statements suggest for various reasons, including those discussed under "Risk Factors". These forward-looking statements are made only as of the date of this Report on Form 10-K. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

NEW ACCOUNTING STANDARDS

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. This statement is effective for the first fiscal quarter of fiscal years beginning after June 15, 2000. Adoption of this statement did not have a material impact on our consolidated financial position, results of operations or cash flows.

        In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulleting (SAB) No. 101, "Revenue Recognition in Financial Statements," as amended, which for the Company is effective no later than the fourth quarter of fiscal 2001. SAB No. 101 summarizes certain of the SEC staff's views regarding the appropriate recognition of revenue in financial statements. The Company is currently reviewing SAB No. 101 and has not yet determined the potential impact on its financial statements.

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

        As discussed elsewhere in this Report on Form 10-Q, we have developed our headquarters in Irvine, California and we have spent approximately $16.6 million to complete the facility. The Company is seeking long-term mortgage financing for all or some of the facility cost during the next fiscal year. The Company has not "locked" in a commitment, and may therefore find such financing to be much more expensive as a result. Since July 31, 2000, we have entered into a line of credit and term loan agreements pursuant to which amounts outstanding bear interest at the lender's prime rate plus .50%. Accordingly, since we anticipate that we will be borrowing funds under such agreements, we expect that we will experience interest rate risk on our debt.

FOREIGN CURRENCY EXCHANGE RISK

        We transact business in various foreign countries, but we only have significant assets deployed outside the United States in Germany. We have effected intercompany advances and sold goods to Megabyte as well as our subsidiaries in Italy and Switzerland denominated in U.S. dollars, and those amounts are subject to currency fluctuation, and require constant revaluation on our financial statements. During the quarters ended October 31, 2000 and 1999, we incurred approximately $160,000 and $25,000, respectively, in foreign currency losses which are included in our selling, general and administrative costs. We do not operate a hedging program to mitigate the effect of a significant rapid change in the value of the German mark compared to the U.S. dollar. If such a change did occur, we would have to take into account a currency exchange gain or loss in the amount of the change in the U.S. dollar denominated balance of the amounts outstanding at the time of such change. At October 31, 2000, approximately $2.9 million in current intercompany advances and accounts receivable from our foreign subsidiaries were outstanding. There can be no assurance that such a loss would not have an adverse material effect on our results of operations or financial condition.

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

        (b) On November 3, 2000, the Company filed a Report on Form 8-K reporting the sale and issuance of a $15 million convertible debenture to a private investor. The terms and conditions of the debenture transaction are contained in the exhibits to the Report on Form 8-K.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, County of Orange, State of California, on the 14th of December, 2000.

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


          SIGNATURE                              TITLE                              DATE
          ---------                              -----                              ----
    /s/   Alex Razmjoo                 Chairman of the Board, President        December 14, 2000
-----------------------------------    and Chief Executive Officer
          Alex Razmjoo                 (Principal Executive Officer)


    /s/   Alex Aydin                   Executive Vice President, Finance       December 14, 2000
-----------------------------------    and Administration (Principal
          Alex Aydin                   Financial Officer)


    /s/   Frederick Judd               Vice President, Finance and             December 14, 2000
-----------------------------------    General Counsel (Principal
          Frederick Judd               Accounting Officer)

                                INDEX TO EXHIBITS

                                                                               SEQUENTIALLY
EXHIBIT                                                                          NUMBERED
NUMBER                             DESCRIPTION                                     PAGE
-------                            -----------                                 ------------
  3.1+      Amended and Restated Articles of Incorporation of the Company

  3.2+      Amended and Restated Bylaws of the Company

  4.1+      Form of Convertible Debenture dated October 31, 2000.

  4.2+      Form of Common Stock Purchase Warrant dated October 31, 2000.

  4.3+ Securities Purchase Agreement dated October 31, 2000 by and between the Registrant and Montrose Investments Ltd.,

  4.4+ Registration Rights Agreement dated October 31, 2000 by and between the Registrant and Montrose Investments Ltd.

  4.5+      Credit Agreement dated October 10, 2000 by and between the
            Registrant and CIT Group/Business Credit, Inc.

  4.6+      Subordination Agreement dated October 31, 2000 by and between the
            Registrant, Montrose Investments Ltd and CIT Group/Business Credit,
            Inc.

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