Form 10-Q
period 2001-01-31
PROCOM TECHNOLOGY INC
filed 2001-03-19
CIK 1025711

                       Securities and Exchange Commission
                              Washington, DC 20549


                               REPORT ON FORM 10-Q


     (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended JANUARY 31, 2001

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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        The number of shares of Common Stock, $.01 par value, outstanding on February 9, 2001, was 12,136,860.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. Financial Statements.

                    PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                              January 31,          July 31,
                                                                  2001               2000
                                                              ------------       ------------
ASSETS

Current assets:
  Cash .................................................      $  1,085,000       $  1,450,000
  Short-term marketable securities, held to maturity ...        12,385,000         14,065,000
  Accounts receivable, less allowance for doubtful
    accounts and sales returns of $3,006,000 and
    $2,752,000, respectively ...........................        11,270,000          6,699,000
  Inventories, net .....................................         9,485,000          8,430,000
  Income tax receivable ................................                --          2,699,000
  Deferred income taxes ................................         2,160,000          1,833,000
  Prepaid expenses .....................................         1,085,000            372,000
  Other current assets .................................           299,000            296,000
                                                              ------------       ------------
      Total current assets .............................        37,769,000         35,844,000
Property and equipment, net ............................        17,388,000         16,034,000
Other assets ...........................................         2,831,000            918,000
                                                              ------------       ------------
      Total assets .....................................      $ 57,988,000       $ 52,796,000
                                                              ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Lines of credit ......................................      $  4,118,000       $    610,000
  Loan payable .........................................                --         10,750,000
  Convertible debenture ................................        14,486,000                 --
  Flooring line obligation .............................         1,641,000          1,511,000
  Accounts payable .....................................         5,736,000          8,888,000
  Accrued expenses and other current liabilities .......         2,708,000          1,837,000
  Accrued compensation .................................         1,212,000          1,213,000
  Deferred service revenues ............................           388,000            431,000
  Income taxes payable .................................            53,000                 --
                                                              ------------       ------------
      Total current liabilities ........................        30,342,000         25,240,000

Commitments and contingencies

Shareholders' equity:
  Preferred stock, no par value; 10,000,000 shares
    authorized, no shares issued and outstanding .......                --                 --
  Common stock, $.01 par value; 65,000,000 shares
    authorized, 12,136,010 and 11,531,357 shares
    issued and outstanding, respectively ...............           121,000            115,000
  Additional paid-in capital ...........................        26,766,000         19,685,000
  Retained earnings ....................................         1,048,000          8,007,000
  Accumulated other comprehensive loss .................          (289,000)          (251,000)
                                                              ------------       ------------
      Total shareholders' equity .......................        27,646,000         27,556,000
                                                              ------------       ------------
Total liabilities and shareholders' equity .............      $ 57,988,000       $ 52,796,000
                                                              ============       ============

  The accompanying notes are an integral part of these condensed consolidated financial statements

                    PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                         QUARTERS ENDED                      SIX MONTHS ENDED
                                                         --------------                      ----------------
                                                 JANUARY 31,        JANUARY 31,        JANUARY 31,        JANUARY 31,
                                                    2001               2000               2001               2000
                                                ------------       ------------       ------------       ------------
Net sales                                       $ 11,722,000       $ 16,327,000       $ 24,986,000       $ 35,236,000
Cost of sales                                      7,108,000         12,521,000         15,490,000         26,189,000
                                                ------------       ------------       ------------       ------------
    Gross profit                                   4,614,000          3,806,000          9,496,000          9,047,000
Selling, general and administrative
  expenses                                         4,298,000          6,209,000          8,967,000         12,260,000
Research and development expenses                  1,681,000          1,742,000          3,453,000          3,387,000
In-process research and development                4,262,000                 --          4,262,000                 --
                                                ------------       ------------       ------------       ------------
    Operating loss                                (5,627,000)        (4,145,000)        (7,186,000)        (6,600,000)
Interest income                                      236,000            280,000            458,000            566,000
Interest expense                                    (423,000)            (7,000)          (571,000)            (8,000)
                                                ------------       ------------       ------------       ------------
  Loss before income taxes                        (5,814,000)        (3,872,000)        (7,299,000)        (6,042,000)
  Provision (benefit) for income taxes                54,000         (1,191,000)          (340,000)        (1,785,000)
                                                ------------       ------------       ------------       ------------
Net loss                                        $ (5,868,000)      $ (2,681,000)      $ (6,959,000)      $ (4,257,000)
                                                ============       ============       ============       ============
Net loss per common share:
     Basic                                      $      (0.50)      $      (0.24)      $      (0.60)      $      (0.38)
                                                ============       ============       ============       ============
     Diluted                                    $      (0.50)      $      (0.24)      $      (0.60)      $      (0.38)
                                                ============       ============       ============       ============
Weighted average number of common shares:
     Basic                                        11,806,000         11,295,000         11,688,000         11,262,000
                                                ============       ============       ============       ============
     Diluted                                      11,806,000         11,295,000         11,688,000         11,262,000
                                                ============       ============       ============       ============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                           COMMON STOCK                                             ACC. OTHER
                                     ----------------------------     ADDITIONAL       RETAINED    COMPREHENSIVE
                                        SHARES          AMOUNT      PAID IN CAPITAL    EARNINGS     INCOME (LOSS)        TOTAL
                                     ------------    ------------   ---------------  ------------   -------------    ------------
BALANCE AT JULY 31, 1998               11,178,742    $    112,000    $ 17,751,000    $ 18,866,000    $      3,000    $ 36,732,000
Comprehensive loss:
Net loss                                                                               (2,875,000)                     (2,875,000)
Foreign currency translation
  adjustment                                   --              --              --              --         (18,000)        (18,000)
                                                                                                                     ------------
Comprehensive loss                                                                                                     (2,893,000)
Exercise of employee stock options         41,013              --         152,000              --              --         152,000
Issuance of stock to employees              5,531              --          39,000              --              --          39,000
Tax benefit from stock option
  exercises                                    --              --          71,000              --              --          71,000
Stock repurchases                         (77,845)         (1,000)       (400,000)             --              --        (401,000)
Acquisitions                               79,600           1,000         585,000              --              --         586,000
                                     ------------    ------------    ------------    ------------    ------------    ------------
BALANCE AT JULY 31, 1999               11,227,041         112,000      18,198,000      15,991,000         (15,000)     34,286,000
Comprehensive loss:
Net loss                                       --              --              --      (7,984,000)             --      (7,984,000)
Foreign currency translation
  adjustment                                   --              --              --              --        (236,000)       (236,000)
                                                                                                                     ------------
Comprehensive loss                                                                                                     (8,220,000)
Compensatory stock options                     --              --          62,000              --              --          62,000
Exercise of employee stock options        278,587           3,000       1,112,000              --              --       1,115,000
Issuance of stock to employees             25,729              --         313,000              --              --         313,000
                                     ------------    ------------    ------------    ------------    ------------    ------------
BALANCE AT JULY 31, 2000               11,531,357         115,000      19,685,000       8,007,000        (251,000)     27,556,000
Comprehensive loss:
Net loss                                       --              --              --      (6,959,000)             --      (6,959,000)
Foreign currency translation
  adjustment                                   --              --              --              --         (38,000)        (38,000)
                                                                                                                     ------------
Comprehensive loss                                                                                                     (6,997,000)
Acquisition of Scofima                    480,000           5,000       5,755,000              --              --       5,760,000
Compensatory stock options                     --              --          20,000              --              --          20,000
Exercise of employee stock options        111,556           1,000         599,000              --              --         600,000
Issuance of stock to employees             13,097              --         145,000              --              --         145,000
Issuance of  stock warrant to
  investor                                     --              --         562,000              --              --         562,000
                                     ------------    ------------    ------------    ------------    ------------    ------------
BALANCE AT JANUARY 31, 2001            12,136,010    $    121,000    $ 26,766,000    $  1,048,000    $   (289,000)   $ 27,646,000
                                     ============    ============    ============    ============    ============    ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               SIX MONTHS ENDED JANUARY 31,
                                                              -------------------------------
                                                                  2001               2000
                                                              ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...............................................      $ (6,959,000)      $ (4,257,000)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization, including
        amortization of debt issuance costs ............           670,000            449,000
    Compensatory stock options .........................            20,000                 --
    In-process research and development ................         4,262,000                 --
    Changes in assets and liabilities,
        net of effects of acquisitions:
      Accounts receivable ..............................        (4,560,000)         3,015,000
      Inventories ......................................        (1,055,000)          (336,000)
      Income tax receivable ............................         2,699,000                 --
      Deferred income taxes ............................          (327,000)          (745,000)
      Prepaid expenses .................................          (713,000)          (207,000)
      Other current assets .............................            (3,000)             3,000
      Other assets .....................................          (273,000)           (25,000)
      Accounts payable .................................        (3,001,000)        (1,745,000)
      Flooring line obligation .........................          (130,000)           305,000
      Accrued expenses and compensation ................           870,000            826,000
      Deferred service revenues ........................           (43,000)          (331,000)
      Income taxes payable .............................            53,000            (18,000)
                                                              ------------       ------------
         Net cash used in operating activities .........        (8,490,000)        (3,066,000)
                                                              ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment .................        (1,770,000)        (1,107,000)
    Acquisition of business, net of cash acquired ......          (250,000)                --
                                                              ------------       ------------
         Net cash used in investing activities .........        (2,020,000)        (1,107,000)
                                                              ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of convertible debt .......................        15,000,000                 --
    Repayment of  loan .................................       (10,750,000)         1,000,000
    Net borrowings (repayments) on lines of credit .....         3,508,000           (115,000)
    Issuance of common stock ...........................           145,000            142,000
    Stock option exercises .............................           600,000            586,000
                                                              ------------       ------------
         Net cash provided by financing activities .....         8,503,000          1,613,000
      Effect of exchange rate changes ..................           (38,000)          (141,000)
                                                              ------------       ------------
      Decrease in cash .................................        (2,045,000)        (2,701,000)
Cash and cash equivalents at beginning of period .......        15,515,000         22,433,000
                                                              ------------       ------------
Cash and cash equivalents at end of period .............      $ 13,470,000       $ 19,732,000
                                                              ============       ============
Supplemental disclosures of cash flow information:
CASH  PAID (RECEIVED) DURING THE  PERIOD FOR:
    Interest ...........................................      $    112,000       $      8,000
    Income taxes .......................................      $ (2,733,000)      $ (1,097,000)


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     PROCOM TECHNOLOGY, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL.

        The accompanying financial information is unaudited, but in the opinion of management, reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of Procom Technology, Inc. and its consolidated subsidiaries (the "Company") as of the dates indicated and the results of operations for the periods then ended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While the Company believes that the disclosures are adequate to make the information presented not misleading, the financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company's Report on Form 10-K for fiscal 2000. Results for the interim periods presented are not necessarily indicative of the results for the entire year.

NOTE 2. INVENTORIES.

        Inventories are summarized as follows:


                                   January 31, 2001       July 31, 2000
                                   ----------------      ----------------
              Raw materials        $      5,132,000      $      4,225,000
              Work-in process               628,000               255,000
              Finished goods              3,725,000             3,950,000
                                   ----------------      ----------------
                       Total       $      9,485,000      $      8,430,000
                                   ================      ================


NOTE 3. NET LOSS PER SHARE.

       Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of shares of common stock outstanding and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of stock options and warrants. For the periods presented, basic and diluted net loss per share was based on the weighted average number of shares of common stock outstanding during the period. For the three months ended January 31, 2001 and 2000, respectively, the dilutive effect of options and warrants to purchase 872,000 and 1,251,000 shares of common stock, and for the six months ended January 31, 2001 and 2000, respectively, the dilutive effect of options and warrants to purchase 1,187,000 and 699,000 shares of common stock, respectively, were not included in the computation of net loss per share as the effect would have been antidilutive.

NOTE 4. COMPREHENSIVE LOSS.

        For the six months ended January 31, 2001 and 2000, the only differences between reported net loss and comprehensive loss were foreign currency translation adjustments of $(38,000) and $(141,000), respectively.

NOTE 5. BUSINESS SEGMENT INFORMATION.

        The Company operates in one industry segment: The design, manufacture and marketing of data storage devices. The Company has two major distinct product families: network attached storage products ("NAS Products") and other data storage and access products. Net sales of network attached storage (NAS) products represented approximately 72% and 24% of total product net sales for the three months ended January 31, 2001 and 2000, respectively, and 65% and 24% of total net sales for the six months ended January 31, 2001 and 2000, respectively.

        International sales as a percentage of net sales amounted to 63% and 48% for the three months ended January 31, 2001 and 2000, respectively. International sales for the second quarter of fiscal 2001 include sales of approximately $1.7 million in sales to a European storage service provider Storway. International sales were primarily to European customers, and, secondarily to Middle Eastern, Latin American and Pacific Rim customers. Storway accounted for approximately 20% of net sales for the first six months of fiscal 2001, and three customers, Storway, Ingram Micro and J-Dot Technology, accounted for approximately 56% of total accounts receivable as of January 31, 2001. Identifiable assets used in connection with the Company's foreign operations were $7.6 million at July 31, 2000 and $8.2 million at January 31, 2001.


NOTE 6.  LINES OF CREDIT AND CONVERTIBLE DEBENTURE.

        On October 10, 2000, the Company entered into a term loan agreement and a three-year working capital line of credit with CIT Business Credit. A term loan of $4 million is due and payable upon the Company's finalization of a long-term mortgage or sale-leaseback on its corporate headquarters, or it will be repaid in 12 monthly installments commencing April 1, 2001, while an initial term loan of $1 million was due and payable in 90 days, and was repaid on November 1, 2000. The term loans bear interest at the lender's prime rate (9.5% at January 31, 2001), plus .5%, with increases if the loan is not reduced according to a fixed amortization. The working capital line of credit allows for the Company to borrow, on a revolving basis, for a period of three years, a specified percentage of its eligible accounts receivable and inventories (approximately $2.9 million at January 31, 2001), up to a limit of $5 million. Amounts outstanding under the working capital line bear interest at the lender's prime rate plus .25%. At January 31, 2001, $4.0 million was outstanding under the term loan while $.1 million was outstanding under the line of credit. The lender charged approximately $130,000 for the credit facilities, which is being amortized as interest expense over the term of the loan. The lines accrue various monthly maintenance, minimum usage and early termination fees. The lines require certain financial and other covenants, including the maintenance of a minimum EBITDA requirement for each fiscal quarter beginning in the quarter ending January 31, 2001. The Company was in compliance with all covenants of the lines at January 31, 2001. The combined lines of credit are collateralized by all the assets of the Company.

        In addition to the two lines noted above, the Company entered into a flooring line with IBM Credit, which has committed to make $2.5 million in flooring inventory commitments available to the Company. The flooring line is collateralized by the specific inventory purchased by the Company pursuant to the flooring commitments, and IBM Credit and CIT Business Credit have entered into an intercreditor agreement which determines the level of priority of either lender's security interest. The flooring line requires the maintenance by the Company of a minimum net worth of $16,000,000, and the Company was in compliance with the terms of the flooring line at January 31, 2001.

        On October 31, 2000, the Company issued a $15.0 million convertible unsecured debenture to a private investor. The debenture bears interest at 6.0% per annum, and is repayable in full on October 31, 2003, unless otherwise converted into the common stock of the Company. The debenture is convertible into the common stock of the Company at the investor's option at $22.79 per share, and at the Company's option if the common stock of the Company trades at more than $30.75 for at least 20 consecutive trading days. The investor has a "put" right, which allows the investor to require the Company to either repay in cash the face amount of the debenture put by the investor, plus any accrued but unpaid interest through such time, or pay such amount by issuing its shares at 90% of the average closing price of the Company's common stock for the five-day period preceding the time the investor makes such a demand. The investor may put up to $5 million on the 6th month anniversary, $10 million on the 12-month anniversary, and $15 million on the 18th, 24th and 30th month anniversaries of October 31, 2000. If the Company were to issue shares at 90% of the trading price as repayment of a put demand, the Company might incur a significant charge to its income statement based on the difference between the issuance price of the Company's common stock and the value of the common stock at October 31, 2000. In connection with the issuance of the debenture, the

Company issued to the investor a 5-year warrant to purchase up to 32,916 shares of the Company's common stock at $32.55 per share. The Company has valued the warrant using a Black-Scholes model, with the following assumptions: Expected life - 5 years, Risk free interest rate - 6%, and Volatility, 1.20. These factors yield a value of $562,000, which will be amortized over the life of the debt, or if conversion of the debenture occurs, the Company will reclass the remaining value to interest expense.

         A majority of the debenture may be put to the Company within one year from the date of the balance sheet and all of the debentures may be put to the Company if the Company fails to register for resale on a timely basis with the Securities and Exchange Commission the Common Stock into which the debentures are convertible. The Company is required to have the registration statement be declared effective by March 31, 2001 or upon 30 days notice thereafter the Company would be in breach of its agreement. While the investor has provided extensions in the past, the Company can not be certain that any future extensions will be granted. Accordingly, the principal amount of the debentures is classified as a current liability, net of the remaining unamortized warrant value. At January 31, 2001, the debenture amount repayable was $15,000,000, the unamortized warrant value was $514,000, for a net debenture value of $14,486,000 on the balance sheet. In addition to the warrant cost, costs of approximately $700,000 were incurred in the debt transactions noted above, and the amounts were classified as prepaid expenses, and are amortized as interest expense over the life of the debt instruments.

NOTE 7.  ACQUISITION

         On December 28, 2000, the Company acquired all of the issued and outstanding capital stock of Scofima Software S.r.l., a company organized under the laws of Italy ("Scofima"), in exchange for 480,000 shares of the Company's common stock. The Company has agreed to file a registration statement covering the resale of shares issued to the shareholders of Scofima not later than March 28, 2001. Scofima had an option to acquire a software system designed as a caching and content distribution solution. Immediately prior to the Company's acquisition of Scofima, Scofima exercised its option, and acquired exclusive rights to the software system which was being developed as discussed below. The purpose of the software is to provide functionalities that are necessary for the content delivery market of the internet. The software had been in development for approximately 2-3 years, involving 5 programmers and system developers. The software was not complete at the date of acquisition, and has yet to be determined to be technologically feasible. The Company is currently completing the software, but final release is not expected for several months. The Company issued 480,000 shares valued at $12 per share and incurred approximately $250,000 in acquisition costs in exchange for the outstanding shares of Scofima. Scofima had net assets of approximately $500,000 at the date of acquisition. The transaction was accounted for as a purchase of assets. The Company employed an appraiser to identify the values of the assets acquired, including, among other assets, certain in-process research and development costs. The amount of purchase price allocated to in-process research and development was determined by estimating the stage of development of the software, estimating future cash flows from projected revenues, and discounting those cash flows to present value. The discount rate applied was 25%. The incremental product sales resulting from the products incorporating the software are estimated to be approximately $44 million over the initial four years of sales with sales growing from approximately $1.5 million in the initial year to $13.4 million in the fourth year. The appraiser concluded, and the Company has determined that, approximately $4.3 million of the purchase price was related to the in-process research and development efforts that had not attained technological feasibility and for which no future alternative use was expected. The Company has expensed the value of the research and development as of the date of the acquisition of Scofima and capitalized the fair value of the other assets acquired as determined and allocated by the appraiser, including the value of the assembled workforce of approximately $0.2 million and developer relationships valued at $0.1 million which will be amortized over four years, with the remainder of $1.4 million assigned to goodwill, which will be amortized over four years. The following is a summary of the net fair value of the assets acquired, the liabilities assumed, and the total consideration paid for Scofima:


               Net fair value of assets acquired             $ 6,120,000
               Liabilities assumed                              (110,000)
               Shares issued                                  (5,760,000)
                                                             -----------
               Cash consideration, net of cash acquired      $   250,000
                                                             ===========

         Proforma financial information has not been provided due to the limited operations of Scofima. Revenue and net income were approximately $3,000 and $100, respectively, for the ten months ended October 31, 2000 and were approximately $6,000 and $800, respectively for the year ended December 31, 1999. Total assets were approximately $120,000 at both October 31, 2000 and December 31, 1999.

NOTE 8. RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments including derivative instruments embedded in other contracts and for hedging activities. Adoption of SFAS 133, effective August 1, 2000, did not have a material impact on the Company's consolidated financial position, results of operations or liquidity.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS FOR THE QUARTER ENDED JANUARY 31, 2001

         The results for the quarter ended January 31, 2001 reported here are slightly different from the numbers reported in our press release dated February 28, 2001. Net sales for the quarter reported in the press release were $11.9 million versus the $11.7 million reported here. Sales of our NAS products for the quarter were revised from $8.6 million to $8.5 million reported here. Gross margins reported in the press release were 40.1% versus 39.4% reported here and the amount of our operating loss reported in the press release was $5.5 million versus the $5.6 million reported here. No income tax expense for the quarter was reported in the press release while a tax provision of $54,000 is reported here. These changes related primarily to adjustments to the net sales, pretax income and provision for tax expense of our foreign operations and as a result our net loss and net loss per share were, as reported here, $5.9 million and ($0.50) per share as compared to $5.7 million and ($0.48) per share reported in the press release. The results reported for the six months ended January 31, 2001 are also different than the results reported in our press release because of the changes to the results for the second quarter.

OVERVIEW

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

         In December 1999, we executed an agreement with Hewlett-Packard, under which we supplied a customized version of our mid-range NAS appliance hardware and software to Hewlett-Packard for resale. The agreement, which has a five-year term, has no minimum quantity commitments. We commenced shipments under the agreement in limited quantities in April 2000. Sales to Hewlett-Packard in the quarter ended January 31, 2001 were not significant. In February 2001, Hewlett-Packard notified us that they do not anticipate they will purchase additional NAS products from us in the future. While neither they nor we have formally terminated the agreement, we do not anticipate that future sales to Hewlett-Packard will be significant.

         Changing Business Mix. In recent periods, we have experienced significantly reduced demand, revenues and gross margins for our non-NAS products and we have discontinued some non-NAS products. The demand for our CD servers and arrays has declined, and we have experienced increased pricing pressures on our disk drive storage upgrade systems, resulting in lower overall revenues and gross margins. Our gross margins vary significantly by product line, and, therefore, our overall gross margin varies with the mix of products we sell. For example, our sales of CD servers and arrays have historically generated higher gross margins than those of our tape back-up and disk drive products. Because recently we have sold, and expect to continue to sell, fewer CD server and arrays, we expect our overall gross margins to be negatively affected. This reduction may be offset as sales of our higher margin NAS appliances increase as a percentage of total sales, in which case, we expect our overall gross margins to be positively affected.

         Our revenues and gross margins have been and may continue to be affected by a variety of factors including:

         -  new product introductions and enhancements;

         -  competition;

         -  direct versus indirect sales;

         -  the mix and average selling prices of products; and

         -  the cost of labor and components.

         Revenue and Revenue Recognition. We generally record sales upon product shipment. In the case of sales to most of our distributors, we record sales when the distributor receives the products. We recognize our product service and support revenues over the terms of their respective contractual periods. Our agreements with many of our VARs, system integrators and distributors allow limited product returns, including stock balancing, and price protection privileges. We maintain reserves, which are adjusted at each financial reporting date, to state fairly the anticipated returns, including stock balancing, and price protection claims relating to each reporting period. We calculate the reserves based on historical rates of sales and returns, including price protection and stock balancing claims, our experience with our customers, our contracts with them, and current information as to the level of our inventory held by our customers.

         In addition, under a product evaluation program established by us, our indirect channel partners and end users generally are able to purchase appliances on a trial basis and return the appliances within a specified period, generally 30-60 days, if they are not satisfied. The period may be extended if the customer needs additional time to evaluate the product within the customer's particular operating environment. The value of evaluation units at customer sites at a financial reporting date are included in inventory as finished goods. At July 31, 2000 and January 31, 2001, inventory related to evaluation units was approximately $1.5 million and $1.7 million, respectively.

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

         Selling expenses include costs directly associated with the selling process such as salaries and commissions of sales personnel, marketing, direct and cooperative advertising and travel expenses. General and administrative expenses include our general corporate expenses, such as salaries and benefits, rent, utilities, bad debt expense, legal and other professional fees and expenses, depreciation, and amortization of goodwill.

         Our research and development expenses consist of the costs associated with software and hardware development. Specifically, these costs include employee salaries and benefits, consulting fees for contract programmers, test supplies, employee training for programmers and support staff and other related expenses. The cost of developing new appliances and substantial enhancements to existing appliances are expensed as incurred.

The following table sets forth consolidated statement of operations data as a percentage of net sales for each of the periods indicated:


                                                        Three Months Ended                            Six Months Ended
                                                        -------------------                           ----------------
                                                January 31,            January 31,            January 31,            January 31,
                                                    2001                   2000                   2001                   2000
                                              ---------------        ---------------        ---------------        ---------------
                                                (unaudited)            (unaudited)            (unaudited)            (unaudited)
Net sales ..............................                100.0%                 100.0%                 100.0%                 100.0%

Cost of sales ..........................                 60.6                   76.7                   62.0                   74.3
                                              ---------------        ---------------        ---------------        ---------------
Gross profit ...........................                 39.4                   23.3                   38.0                   25.7
Selling, general and
  administrative expenses ..............                 36.7                   38.0                   35.9                   34.8
Research and development expenses ......                 14.3                   10.7                   13.8                    9.6
Acquired research and development
  expenses .............................                 36.4                     --                   17.1                     --
                                              ---------------        ---------------        ---------------        ---------------
Operating income (loss) ................                (48.0)                 (25.4)                 (28.8)                 (18.7)
Interest income and (expense), net .....                 (1.6)                   1.7                   (0.5)                   1.6
                                              ---------------        ---------------        ---------------        ---------------
Income (loss) before income
  taxes ................................                (49.6)                 (23.7)                 (29.3)                 (17.1)
Provision (benefit) for income
  taxes ................................                  0.5                   (7.3)                   1.4                   (5.0)
                                              ---------------        ---------------        ---------------        ---------------
  Net income (loss) ....................                (50.1%)                (16.4%)                (27.9%)                (12.1%)
                                              ===============        ===============        ===============        ===============


THREE MONTHS AND SIX MONTHS ENDED JANUARY 31, 2001 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED JANUARY 31, 2001

         Net Sales. Net sales decreased by 28.2% to $11.7 million for the three months ended January 31, 2001, from $16.3 million for the three months ended January 31, 2000. This decrease resulted from a significant decrease in unit sales of CD servers and arrays and disk drive storage upgrade systems, combined with the effect of significant price erosion of the average selling price of these products. In addition, sales were reduced due to lower sales of non-NAS products by our German subsidiary. Net sales for the six months ended January 31, 2001 decreased 29.1% from sales for the same period in fiscal 2000. This decline was caused by the same factors noted above, as well as our relocation to our new corporate headquarters during the first three months of fiscal 2001, which we believe caused us to lose sales during that period. We expect to see continued weakness in the demand for our disk drive storage upgrade systems and CD servers and arrays and non-NAS product sales throughout fiscal 2001, and we may accelerate the discontinuance of our non-NAS products.

        Net sales related to our disk based NAS appliances increased 118% to $8.5 million for the three months ended January 31, 2001, from $3.9 million for the three months ended January 31, 2000. This increase was primarily the result of increased unit sales of our NetFORCE NAS appliances, offset by decreased sales of our DataFORCE and CDFORCE NAS appliances. Net sales related to our disk based NAS appliances increased to $16.4 million for the six months ended January 31, 2001, from $8.6 million for the six months ended January 31, 2000.

         International sales were $7.4 million, or 63% of our net sales for the three months ended January 31, 2001, compared to $7.9 million, or 48% of our net sales in the three months ended January 31, 2000. The decrease in international sales in absolute dollars is due primarily to reduced sales of non-NAS products by our German subsidiary, while the increase as a percentage of our net sales was primarily due to sales of our NAS products to customers in Europe and Asia. International sales were $15.0 million, or 60% of our net sales for the six months ended January 31, 2001, compared to $ 15.6 million, or 44% of our net sales in the six months ended January 31, 2000. The decrease in international sales in absolute dollars is due primarily to reduced sales of non-NAS products by our German subsidiary, while the increase as a percentage of our net sales was primarily due to sales of our NAS products to customers in Europe and

Asia, including sales of approximately $5.0 million to a European storage service provider, Storway, included in net sales for the first six months of fiscal 2001, and other sales of NAS appliances by our German and Swiss subsidiaries and reduced U.S. sales of our CD servers and arrays. Storway accounted for approximately 20% of net sales for the first six months of fiscal 2001, and three customers, Storway, Ingram Micro and J-Dot Technology, accounted for approximately 56% of total accounts receivable as of January 31, 2001. There can be no assurance that the revenues derived from our NAS products will continue to increase in any particular quarter or period, or that any specific customers will continue to purchase our products in such period.

         Gross Profit. Gross profit increased to $4.6 million for the three months ended January 31, 2001, from $3.8 million for the three months ended January 31, 2000. Gross margin increased to 39.4% of net sales for the three months ended January 31, 2001, from 23.3% of net sales for the three months ended January 31, 2000. Gross margin increased from 25.7% for the six months ended January 31, 2000 to 38.0% for the six months ended January 31, 2001. The increase in gross margin for both periods was primarily the result of the higher percentage of NAS revenues of our European subsidiaries, offset to a lesser extent by a reduction in sales of CD servers and arrays, which have historically experienced higher margins. In addition, we realized reduced margins on lower sales of disk drive upgrade systems due to competition and price erosion in the disk drive upgrade industry. We expect that gross margins may be impacted by continuing reductions in sales of some of our higher margin non-NAS product lines, such as CD servers and arrays, until sales of our NAS appliances significantly increase both in absolute dollars, and as a percentage of our total sales.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $4.3 million in the three months ended January 31, 2001, from $6.2 million in the three months ended January 31, 2000, and decreased as a percentage of net sales to 36.7% from 38.0%. Selling, general and administrative expenses decreased to $9.0 million in the six months ended January 31, 2001, from $12.3 million in the six months ended January 31, 2000. The dollar decrease in selling, general and administrative expenses was primarily the result of reduced sales and administrative salaries and commissions, reduced cooperative advertising costs, and reduced expenses of our German subsidiary, as well as net foreign currency gains of approximately $219,000 in the second quarter of fiscal 2001 incurred as the Euro, and therefore, the German mark and the Italian lira, strengthened during the quarter, more than offsetting currency losses incurred in the first quarter of fiscal 2001. In addition, we incurred reduced advertising, marketing and travel costs, offset somewhat by increased legal fees and increases in the cost of personnel necessary to support our NAS sales and marketing efforts. During the three months ended January 31, 2001, we continued to identify and eliminate certain positions and functions not related to our core NAS activities. As a result, we experienced some reductions in selling, general and administrative expenses in the past quarter. However, we expect overall selling, general and administrative expense to increase in future periods as we plan to substantially increase spending on efforts to market our NAS appliances and we expect increased facilities costs, such as utilities, taxes and maintenance, as we utilize our recently completed corporate headquarters.

         Research and Development Expenses. Research and development expenses decreased slightly from $1.68 million, or 10.7% of net sales in the second quarter of fiscal 2000 to $1.74 million, or 14.3% of net sales, for the three months ended January 31, 2001. The decreases for the second quarter of fiscal 2001 is due primarily to reduced tools, beta units and engineering supplies, offset by increases in expenses for outside programmers. Research and development expenses increased from $3.4 million, or 9.6% of net sales in the first six months of fiscal 2000 to $3.5 million, or 13.8% of net sales, for the first half of fiscal 2001. The increase was primarily due to compensation expense for additional NAS software programmers and hardware developers, offset by reduced costs for evaluation units and supplies. We anticipate that our research and development expenses will continue to increase, both in absolute dollars and as a percentage of net sales, with the expected addition of dedicated NAS engineering resources.

         In-process research and development. As discussed in Note 7 to the Condensed Consolidated Financial Statements, we acquired the outstanding shares of Scofima Software Srl, an Italian company. We employed an appraiser to value the assets of Scofima, and the appraiser assigned a value of approximately $4.3 million to in-process research and development relating to software being developed by Scofima, which has not yet reached technological feasibility and for which no alternative future use is available. We incurred this charge in the second quarter of fiscal 2001. The amount of purchase price allocated to in-process research and development was determined by estimating the stage of development of the software, estimating future cash flows from projected revenues, and discounting those cash flows to present value. The discount rate applied was 25%. The incremental product sales resulting from the products incorporating the software are estimated to be approximately $44 million over the initial four years of sales with sales growing from approximately $1.5 million in the initial year to $13.4 million in the fourth year. We anticipate expending approximately $0.5 million to complete development of the software.

         Interest Income (Expense). Interest income decreased 15.7% to $236,000 for the three months ended January 31, 2001, from $280,000 for the three months ended January 31, 2000. During the first three months of fiscal year 2001, we invested the majority of our available cash in investment-grade commercial paper with maturities of less than 90 days. As a result of a decrease in our investable cash position, interest income decreased in the first six months of fiscal 2001. During the first quarter of fiscal 2001, our new corporate headquarters was placed into service, and we began to incur interest expense on the amount we have financed for our building. (Previously, interest expense had been capitalized as part of the developmental cost of our headquarters.) We expect that interest income will be reduced in the future and that interest expense will increase significantly due to the financing of our corporate headquarters, and our need to borrow additional amounts to finance our operations. On October 31, 2000, we issued a $15 million 6% convertible debenture, and interest expense in future periods will include interest charges on the amount outstanding under the debenture agreement. Interest expense of $423,000 was incurred in the second quarter of fiscal 2001 as we borrowed under the convertible debenture, utilized our CIT term loan and expensed a pro rata share of prepaid loan costs throughout the quarter.

         Benefit for Income Taxes. Our effective tax provision rate for the three months ended January 31, 2001 was 0.9%, compared to an effective tax benefit rate of (30.8%) for the same period in fiscal 2000. The fiscal 2001 provision is necessary due to a provision for earnings of our Italian subsidiary, while we have taken no current benefit for our US and German losses. The corresponding fiscal 2000 effective tax rate reflects the statutory rates and unusable foreign losses, partially offset by research and development tax credits. The net deferred tax asset recorded on the balance sheet as of January 31, 2001 is based on our expectation that we will more likely than not have future taxable income against which we may apply certain tax attributes, including our net operating loss deduction. We have considered other tax planning strategies that, if implemented, would enable us to recover a portion of the value of our deferred tax asset. We believe we can return to profitability, and that it is more likely than not that future profitability will be sufficient to recover the value of our net deferred tax asset at January 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         As of January 31, 2001, we had cash and short-term marketable securities totaling $13.5 million.

         Net cash used in operating activities was $8.5 million in the first six months of fiscal 2001 and $3.1 million in the first six months of fiscal 2000. Net cash used in operating activities relates primarily to our net loss, and increases in our accounts receivable as we granted extended terms to our foreign customers. In addition, our inventories increased and accounts payable decreased, as we paid off nearly all of the costs of our corporate headquarters, which was completed in September 2001, and we utilized our IBM Credit flooring line, which requires payments at certain required dates. These uses of cash were offset by a reduction of approximately $2.7 million in our income tax refund receivable, which we received in the first six months of fiscal 2001.

         Net cash used in investing activities was $2.0 million in the first six months of fiscal 2001, while net cash used in investing activities was $1.1 million in the first six months of fiscal 2000. Net cash used in investing activities in the first six months of fiscal 2001 was the result of payments of $1.5 million to complete our corporate headquarters and $0.3 million of purchases of other property and equipment. Net cash used in investing activities in the first six months of fiscal 2000 resulted from the purchase of $1.1 million of property and equipment.

         Net cash provided by financing activities was $8.5 million in the first six months of fiscal 2001, and $1.6 million in the first six months of fiscal 2000. Net cash provided by financing activities in the first six months of fiscal 2001 resulted primarily from the issuance of a $15.0 million convertible debenture, and the closing and funding of a term loan/line of credit agreement with CIT Business Credit (see below) and approximately $0.7 million in stock option exercises and employee stock purchases, reduced by the repayment of approximately $10.8 million in loans previously secured by the Company's commercial paper portfolio.

         At July 31, 2000, we had established a revolving line of credit with Finova Capital Corporation. The line had been based on a percentage of our eligible accounts receivable and inventory, up to a maximum of $10,000,000. We paid off all amounts outstanding under the Finova flooring line in early October 2000.

         On October 10, 2000, we entered into a term loan agreement and a three-year working capital line of credit with CIT Business Credit. A term loan of $4,000,000 is due and payable upon our finalization of a long-term mortgage or sale-leaseback of our corporate headquarters, or it will be repaid in 12 monthly installments commencing April 1, 2001, while an initial term loan of $1 million was due and payable in 90 days and was repaid on November 1, 2000. The term loans bear interest at the lender's prime rate (9.5% at January 31, 2001), plus .5%, with increases if the loan is not reduced according to a fixed amortization schedule. The working capital line of credit allows us to borrow, on a revolving basis, for a period of three years, a specified percentage of eligible accounts receivable and inventories (approximately $2.9 million at January 31, 2001), up to a limit of $5,000,000. Amounts outstanding under the working capital line bear interest at the lender's prime rate plus .25%. At January 31, 2001, $4.1 million was outstanding under the various credit arrangements. The lender charged approximately $130,000 for the credit facilities, which is being charged as interest expense over the term of the loan. The lines accrue various monthly maintenance, minimum usage and early termination fees. The lines require certain financial and other covenants, including the maintenance of a minimum EBITDA requirement for each fiscal quarter beginning in the quarter ending January 31, 2001. We were in compliance with all covenants of the lines at January 31, 2001. The combined lines of credit are collateralized by all the our assets.

         In addition to the two lines noted above, we entered into a flooring line with IBM Credit, which has committed to make $2.5 million in flooring inventory commitments available to us. The flooring line is collateralized by the specific inventory purchased pursuant to the flooring commitments, and IBM Credit and CIT Business Credit have entered into an intercreditor agreement which determines the level of priority of either lender's security interest. The flooring line requires the maintenance by us of a minimum net worth of $16,000,000, and we were in compliance with the terms of the flooring line at January 31, 2001.

        On October 31, 2000, we issued a $15.0 million convertible unsecured debenture to a private investor. The debenture bears interest at 6.0% per annum, and is repayable in full on October 31, 2003, unless otherwise converted into our common stock. The debenture is convertible into our common stock at the investor's option at $22.79 per share, and at our option if our common stock trades at more than $30.75 for at least 20 consecutive trading days. The investor has a "put" right, which allows the investor to require us to either repay in cash the face amount of the debenture put by the investor, plus any accrued but unpaid interest through such time, or pay such amount by issuing our shares at 90% of the average closing price of our common stock for the five-day period preceding the time the investor makes such a demand. The investor may put up to $5.0 million on the 6th month anniversary, $10.0 million on the 12 month anniversary, and $15.0 million on the 18th, 24th and 30th month anniversaries of October 31, 2000. If we were to issue shares at 90% of the trading price as repayment of a put demand, we may incur a significant charge to our income statement based on the difference between the issuance price of our common stock and the value of the common stock at October 31, 2000. In connection with the issuance of the debenture, we issued to the investor a 5-year warrant to purchase up to 32,916 shares of its common stock at $32.55 per share. We have valued the warrant using a Black-Scholes model, with the following assumptions:
Expected life - 5 years, Risk free interest rate - 6%, and Volatility, 1.20. These factors yield a value of $562,000, which will be amortized over the life of the debt, or if conversion of the debenture occurs, we will reclass the remaining value to interest expense.

         The Company has determined that all of the principal amount of the debentures will be recorded as a current liability. The Company has made this determination based on the requirement that its registration statement pertaining to the common stock underlying the convertible debentures must be declared effective on or before March 31, 2001 or upon thirty days notice, the Company will be in breach of its agreement with the investor and the investor would, in such circumstances, be entitled to require the Company to repurchase the convertible debentures. While the investor has provided the Company with extensions of the deadline for registration and may continue to do so, the Company can not be certain that the registration statement will be effective by the deadline or that additional extensions will be obtained. At January 31, 2001, the debenture amount repayable was $15,000,000, the unamortized warrant value was $ 514,000, for a net debenture value of $14,486,000 on the balance sheet. In addition to the warrant cost, costs of approximately $700,000 were incurred in the debt transactions noted above, and the amounts were classified as prepaid expenses, and are amortized as interest expense over the life of the debt instruments.

         In addition to the lines of credit, our foreign subsidiaries have lines of credit with two German banks, utilized primarily for overdraft and short-term cash needs. The lines allow Megabyte to borrow up to 1,000,000 German marks (approximately US$550,000), with interest at approximately 7.45%, and are not guaranteed by Procom. At January 31, 2001, there was no amount outstanding under the lines. Also, Procom Technology, SPA maintains two short-term lines of credit totaling 300 million lira (approximately US$145,000), bearing interest at 13% per annum. No amounts were outstanding under this line at January 31, 2001.

         In March 1999, we purchased an 8.3 acre parcel of land for $7.3 million in Irvine, California, for development as our corporate headquarters facility. Construction commenced in late 1999 and was completed in September 2000. The cost of the land together with the cost of constructing the facility, including capitalized interest and other carrying costs, is approximately $15.9 million including $0.7 million in capitalized interest costs. In addition, we may need to spend about $0.8 million to build out the remaining portion of the building if we sublease it. We have attempted to lease 47,000 square feet of the building and we are currently considering financing options including a long-term mortgage or sale/leaseback. We will be attempting to complete a sale-leaseback transaction in the next 90 days. There can be no assurance, however, that we will be successful in completing a sublease, long-term mortgage or sale/leaseback on favorable terms, if at all.

         On September 14, 1998, our board of directors approved an open market stock repurchase program. We were authorized to effect repurchases of up to $2.0 million in shares of our common stock. We have repurchased a total of 77,845 shares at an average cost of $5.15 per share. No repurchases were made in the six months ended January 31, 2001. In September 2000, our Board terminated the repurchase program.

          As is customary in the computer reseller industry, the Company is contingently liable at July 31, 2000 under the terms of repurchase agreements with several financial institutions providing inventory financing for dealers of the Company's appliances. Under these agreements, dealers purchase the Company's appliances, and the financial institutions agree to pay the Company for those purchases, less a pre-set financing charge, within an agreed payment term. Two of these institutions, Finova and IBM Credit Corporation, have also provided the Company with vendor inventory financing. The contingent liability under these agreements approximates the amount financed, reduced by the resale value of any appliances that may be repurchased, and the risk of loss is spread over several dealers and financial institutions. At July 31, 2000, and January 31, 2001 the Company was contingently liable for purchases made under these agreements of approximately $560,000 and $178,000, respectively. During the three years ended July 31, 2000, and through the six months ended January 31, 2001, the Company was not required to repurchase any previously sold inventory pursuant to the flooring agreements.

         At January 31, 2001, we had recorded a net deferred tax asset of approximately $2.2 million, comprised of gross deferred tax assets of approximately $4.2 million, less a valuation allowance of approximately $2.0 million. The realization of the benefit of the net deferred tax asset will be dependent on our returning to profitability, thereby allowing us to utilize our net operating loss carryforward and other tax attributes, such as the difference between the book and tax basis of our reserves or depreciation against future taxable income. We believe that our current losses are primarily the result of our determination to transition from our CD-Tower and disk drive upgrade subsystems product lines (driven in part by reducing demand for those products) to more complex network attached storage products which have required significant research and development and longer market acceptance period. We have considered other tax planning strategies that, if implemented, would enable us to recover a portion of the value of our deferred tax asset. We believe we can return to profitability, and that it is more likely than not that future profitability will be sufficient to recover the value of our net deferred tax asset at January 31, 2001.

         On December 28, 2000, the Company acquired all of the issued and outstanding capital stock of Scofima Software S.r.l., a company organized under the laws of Italy ("Scofima"), in exchange for 480,000 shares, valued at $12 per share, of the Company's common stock. The Company has agreed to file a registration statement covering the shares issued to the shareholders of Scofima not later than March 28, 2001. Scofima had an option to acquire a software system designed as a caching and content distribution solution. Immediately prior to the Company's acquisition of Scofima, Scofima exercised its option, and acquired the exclusive rights to the software system, which it had been developing as discussed below. The purpose of the software is to provide functionalities that are necessary for the content delivery market of the internet. The software had been in development for approximately 2-3 years, involving 5 programmers and system developers. The software was not complete at the date of acquisition, and has yet to be determined to be technologically feasible. The Company is currently completing the software, but final release is not expected for several months. The Company issued 480,000 shares valued at $12 per share and incurred approximately $250,000 in acquisition costs in exchange for the outstanding shares of Scofima. Scofima had net assets of approximately $500,000 at the date of acquisition. The transaction was accounted for as a purchase of assets. The Company has employed an appraiser to identify the values of the assets acquired, including, among other assets, certain in-process research and development costs. The amount of purchase price allocated to in-process research and development was determined by estimating the stage of development of the software, estimating future cash flows from projected revenues, and discounting those cash flows to present value. The appraiser concluded, and the Company has determined that approximately $4.3 million of the purchase price was related to in-process research and development efforts that had not attained technological feasibility and for which no future alternative use was expected. The Company has expensed the value of the research and development as of the date of the acquisition of Scofima and capitalized the fair value of the other assets acquired as determined and allocated by the appraiser, including the value of the assembled workforce of approximately $0.2 million and developer relationships valued at $0.1 million which will be amortized over 4 years, with the remainder of $1.4 million assigned to goodwill, which will be amortized over 4 years.

        We transact business in various foreign countries, but we only have significant assets deployed outside the United States in Germany, Italy and Switzerland. We have effected intercompany advances and sold goods to Megabyte as well as our subsidiaries in Italy and Switzerland denominated in U.S. dollars, and those amounts are subject to currency fluctuation, and require constant revaluation on our financial statements. While a significant reduction in valuation of various currencies such as the Euro (to which the value of the German mark and the Italian lira are pegged) and the Swiss franc could lead to lower sales as our products then become more expensive for foreign customers, we do not believe that the currency fluctuations have had a material impact on our liquidity. Our reported sales can be affected by changes in the currency rates in effect in any particular period. For example, in the quarter ended October 31, 2000, the Euro, and two currencies whose values are pegged to the Euro, declined in value significantly, and then increased in value significantly in the quarter ended January 31, 2001. As a result, we incurred a foreign currency loss of $160,000 in the quarter ended October 31, 2000 while we realized a gain of $219,000 in the quarter ended January 31, 2001. Also, these fluctuation gains can cause us to report more or less in sales by virtue of the translation of the subsidiary's sales into US dollars at an average rate in effect throughout the quarter. Also, we have funded operational losses of our subsidiaries of approximately $2.8 million since we purchased them, and if our subsidiaries continue to incur operational losses, our cash and liquidity would be negatively impacted.

         In January 2001, we filed a Registration Statement on Form S-3 with Merrill Lynch acting as a Placement Agent to effect, on a best efforts basis, the sale of approximately 2,000,000 shares of common stock. We are currently discussing the sale with various parties, but have not effected any sales. Given the current state of the stock market, we can not assure you that we can complete the offering.

         We expect to have sufficient cash generated from operations, through availability under lines of credit and through other sources, such as a long-term mortgage or a sale-leaseback of our facility, to meet our anticipated cash requirements for the next twelve months.

                                  RISK FACTORS

Before investing in our common stock, you should be aware that there are risks inherent in our business, including those indicated below. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occurs, our business could be harmed. In that case, the trading price of our common stock could decline, and you might lose part or all of your investment. You should carefully consider the following risk factors as well as the other information in this Report on Form 10-Q.

COMPETING DATA STORAGE TECHNOLOGIES MAY EMERGE AS A STANDARD FOR DATA STORAGE SOLUTIONS, WHICH COULD CAUSE GROWTH IN THE NAS MARKET NOT TO MEET OUR EXPECTATIONS AND DEPRESS OUR STOCK PRICE.

The market for data storage is rapidly evolving. There are other storage technologies in use, including storage area network technology, which provide an alternative to network attached storage. We are not able to predict how the data storage market will evolve. For example, it is not clear whether usage of a number of different solutions will grow and co-exist in the marketplace or whether one or a small number of solutions will be dominant and displace the others. It is also not clear whether network attached storage technology will emerge as a dominant or even prevalent solution. Whether NAS becomes an accepted standard will be due to factors outside our control. If a solution other than network attached storage emerges as the standard in the data storage market, growth in the network attached storage market may not meet our expectations. In such event, our growth and the price of our stock would suffer.

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

THE REVENUE AND PROFIT POTENTIAL OF NAS PRODUCTS IS UNPROVEN, AND WE MAY BE UNABLE TO ATTAIN REVENUE GROWTH OR PROFITABILITY FOR OUR NAS PRODUCT LINES.

NAS technology is relatively recent, and our ability to be successful in the NAS market may be negatively affected by not only a lack of growth of the NAS market but also the lack of market acceptance of our NAS products. Additionally, we may be unable to achieve profitability as we transition to a greater emphasis on NAS products.

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

We also expect our transition to a NAS-focused business to require us to continue:

           (a) engaging in significant marketing and sales efforts to achieve market awareness as a NAS vendor;

           (b) reallocating resources in product development and service and support of our NAS appliances;

           (c) modifying existing and entering into new channel partner relationships to include sales of our NAS appliances; and

           (d) expanding and reconfiguring manufacturing operations.

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

OUR AGREEMENT WITH HEWLETT-PACKARD COMPANY MAY NOT GENERATE SIGNIFICANT NET
SALES.

We believe our relationship with Hewlett-Packard Company helped us accomplish our strategy to increase penetration in the NAS market. However, there is no minimum purchase commitment under our agreement with Hewlett-Packard. We do not currently, and may never, generate significant net sales under this agreement. The Hewlett-Packard agreement has a five-year term, and there is no assurance that the agreement can or will be renewed. We commenced shipments under the agreement in limited quantities in April 2000 and sales to Hewlett-Packard for the three months ended January 31, 2001 were not significant. In February 2001, Hewlett-Packard notified us that they do not anticipate they will purchase additional NAS products from us in the future. While neither they nor we have formally terminated the agreement, we do not anticipate that future sales to Hewlett-Packard will be significant.

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

BECAUSE WE DO NOT HAVE EXCLUSIVE RELATIONSHIPS WITH OUR DISTRIBUTORS OR RESELLERS, SUCH AS INGRAM MICRO, TECH DATA, COMPUCOM, CUSTOM EDGE, AND OTHERS, THESE CUSTOMERS MAY GIVE HIGHER PRIORITY TO PRODUCTS OF COMPETITORS, WHICH COULD HARM OUR OPERATING RESULTS.

Our distributors and resellers generally offer products of several different companies, including products of our competitors. Accordingly, these distributors and resellers, such as Ingram Micro, Tech Data, Compucom, Custom Edge (formerly Inacom) may give higher priority to products of our competitors, which could harm our operating results. In addition, our distributors and resellers often demand additional significant selling concessions and inventory rights, such as limited return rights and price protection. We cannot assure you that sales to our distributors or resellers will continue, or that these sales will be profitable.

BECAUSE WE HAVE ONLY APPROXIMATELY THREE YEARS OF OPERATING HISTORY IN THE NAS MARKET, WHICH IS NEW AND RAPIDLY EVOLVING, OUR HISTORICAL FINANCIAL INFORMATION IS OF LIMITED VALUE IN PROJECTING OUR FUTURE OPERATING RESULTS OR PROSPECTS.

We have been manufacturing and selling our NAS products for only approximately three years. For the year ended July 31, 2000 and the first six months of the current fiscal year 2001, these products accounted for less than 41% and 66%, respectively, of our total net sales. We expect sales of our NAS products to represent an increasing percentage of our net sales in the future. Because of our operating history in the NAS product market is only approximately three years, as well as the rapidly evolving nature of the NAS market, it is difficult to evaluate our business or our prospects. In particular, our historical financial information is of limited value in projecting our future operating results.

MARKETS FOR BOTH OUR NAS APPLIANCES AND OUR NON-NAS PRODUCTS ARE INTENSELY COMPETITIVE, AND IF WE ARE UNABLE TO COMPETE EFFECTIVELY, WE MAY LOSE MARKET SHARE OR BE REQUIRED TO REDUCE PRICES.

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

WE DEPEND ON A FEW CUSTOMERS, INCLUDING DISTRIBUTORS SUCH AS INGRAM MICRO AND TECH DATA, AS WELL AS SPECIALIZED END-USERS, FOR A SUBSTANTIAL PORTION OF OUR NET SALES AND ACCOUNTS RECEIVABLE, AND CHANGES IN THE TIMING AND SIZE OF THESE CUSTOMERS' ORDERS MAY CAUSE OUR OPERATING RESULTS TO FLUCTUATE.

Three customers accounted for approximately 42% and 45% of the Company's total accounts receivable at July 31, 1999 and July 31, 2000, respectively, and one individual customer accounted for approximately 9% and 7% of the Company's net sales for fiscal 1999 and 2000. One customer, Storway, a European storage service provider, accounted for approximately 20% of our net sales for the first six months of the current fiscal year 2001, and three customers, Storway, Ingram Micro and J-Dot Technology, accounted for approximately 56% of our total accounts receivable at January 31, 2001. In fiscal 1999 and 2000, we sold our non-NAS products principally to distributors and master resellers such as Ingram Micro, Tech Data, Custom Edge (previously Inacom) and Compucom. Unless and until we diversify and expand our customer base for NAS products, our future success will depend to a large extent on the timing and size of future purchase orders, if any, from these customers. In addition, we expect that single site purchasers of large installations of our NAS products will purchase large volumes of our NAS products over relatively short periods of time. This will cause both our sales and our accounts receivables to be highly concentrated and significantly dependent on one or only a few customers, as has occurred during this six month period. If we lose a major customer, or if one of our customers significantly reduces its purchasing volume or experiences financial difficulties and is unable to pay its debts, our results of operations could be harmed. We cannot be certain that customers that have accounted for significant revenues in past periods will continue to purchase our products in future periods.

OUR GROSS MARGINS OF OUR VARIOUS PRODUCT LINES HAVE FLUCTUATED SIGNIFICANTLY IN THE PAST AND MAY CONTINUE TO FLUCTUATE SIGNIFICANTLY. FOR EXAMPLE, WE MAY SEE REDUCED SALES OF HIGHER-MARGIN CD SERVICES OR NOTEBOOK UPGRADE PRODUCTS AND WE MAY NOT SEE INCREASED SALES OF OUR NAS APPLIANCES.

Historically, our gross margins have fluctuated significantly. Our gross margins vary significantly by product line and distribution channel, and, therefore, our overall gross margin varies with the mix of products we sell. Our markets are characterized by intense competition and declining average unit selling prices over the course of the relatively short life cycles of individual products. For example, in the past we have derived a significant portion of our sales from disk drives, CD servers and arrays, and storage upgrade products. The market for these products is highly competitive and subject to intense pricing pressures and we have seen significant reduction in demand for these products during the last two years. Some of these products, such as CD servers and arrays and some laptop storage upgrade systems have historically generated high gross margins, although we have experienced significant declines in sales of these products. Sales of disk drive upgrade systems generally generate lower gross margins than those of our NAS products. If we fail to increase sales of our NAS appliances, or if demand, sales or gross margins for CD servers and arrays and our laptop storage upgrade systems decline rapidly, we believe our overall gross margins will continue to decline.

Our gross margins have been and may continue to be affected by a variety of other factors, including:

           o new product introductions and enhancements;

           o competition;

           o changes in the distribution channels we use;

           o the mix and average selling prices of products; and

           o the cost and availability of components and manufacturing labor.

IF WE ARE UNABLE TO TIMELY INTRODUCE COST-EFFECTIVE HARDWARE OR SOFTWARE SOLUTIONS FOR NAS ENVIRONMENTS, OR IF OUR PRODUCTS FAIL TO KEEP PACE WITH TECHNOLOGICAL CHANGES IN THE MARKETS WE SERVE, OUR OPERATING RESULTS COULD BE MATERIALLY ADVERSELY AFFECTED.

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

WE RELY UPON A LIMITED NUMBER OF SUPPLIERS FOR SEVERAL KEY COMPONENTS USED IN OUR PRODUCTS, INCLUDING DISK DRIVES, COMPUTER BOARDS, POWER SUPPLIES, MICROPROCESSORS AND OTHER COMPONENTS, AND ANY DISRUPTION OR TERMINATION OF THESE SUPPLY ARRANGEMENTS COULD DELAY SHIPMENT OF OUR PRODUCTS AND HARM OUR OPERATING RESULTS.

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

           o products, which could result in product returns.

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

IF WE ARE UNABLE TO MANAGE OUR INTERNATIONAL OPERATIONS EFFECTIVELY, OUR OPERATING RESULTS COULD BE MATERIALLY ADVERSELY AFFECTED.

Net sales to our international customers, including export sales from the United States, accounted for approximately 60% of our net sales for the first six months of the current fiscal year 2001 as compared to 44% of our net sales for the first six months of the current fiscal year 2000, 41% of our net sales for the year ended July 31, 2000 and approximately 33% of our net sales for the fiscal year ended July 31, 1999. We believe that our growth and profitability will require successful expansion of our international operations to which we have committed significant resources. Our international operations will expose us to operational challenges that we would not otherwise face if we conducted our operations only in the United States. These include:

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

Any of these factors could have an adverse impact on our existing international operations and business or impair our ability to continue expanding into international markets. For example, our reported sales can be affected by changes in the currency rates in effect during any particular period. The effects of currency fluctuations were evident in our results of operations for the first six months of the current fiscal year 2001. For example, in the quarter ended October 31, 2000, the Euro, and two currencies whose values are pegged to the Euro, declined in value significantly, and then increased in value significantly in the quarter ended January 31, 2001. As a result, we incurred a foreign currency loss of $160,000 in the quarter ended October 31, 2000 while we realized a gain of $219,000 in the quarter ended January 31, 2001. Also, these fluctuation gains can cause us to report more or less in sales by virtue of the translation of the subsidiary's sales into US dollars at an average rate in effect throughout the quarter. Also, we have funded operational losses of our subsidiaries of approximately $2.8 million since we purchased them, and if our subsidiaries continue to incur operational losses, our cash and liquidity would be negatively impacted.

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

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our proprietary software or technology. We believe the protection of our proprietary technology is important to our business. If we are unable to protect our intellectual property rights, our business could be materially adversely affected. We currently rely on a combination of copyright and trademark laws and trade secrets to protect our proprietary rights. In addition, we generally enter into confidentiality agreements with our employees and license agreements with end-users and control access to our source code and other intellectual property. We have applied for the registration of some, but not all, of our trademarks. We have applied for one U.S. patent with respect to the design of our NetFORCE product, and we anticipate that we will apply for additional patents. It is possible that no patents will issue from our currently pending applications. New patent applications may not result in issued patents and may not provide us with any competitive advantages over, or may be challenged by, third parties. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries, and the enforcement of those laws, do not protect proprietary rights to as great an extent as do the laws of the United States. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products or design around any patent issued to us or other intellectual property rights of ours.

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

We may from time to time receive claims that we are infringing third parties' intellectual property rights or claims that our own trademarks, patents or other intellectual property rights are invalid. For example, we have been recently notified by Intel Corporation that our products may infringe some of the intellectual property rights of Intel. In its notification, Intel offered us a non-exclusive license for patents in their portfolio. We do not know how our products may infringe the patents of Intel, but we have begun to investigate and we have had discussions with Intel regarding this matter. We do not believe that we infringe the patents of Intel, but our discussions and our investigation are preliminary, and we expect we will continue discussions with Intel. We can not assure you that Intel would not be successful in asserting a successful claim of infringement, or if we were to seek a license from Intel regarding its patents, that Intel would continue to offer us a non-exclusive license on any terms. We expect that companies in our markets will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. The resolution of any claims of this nature, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays, require us to redesign our products or require us to enter into royalty or licensing agreements, any of which could harm our operating results. Royalty or licensing agreements, if required, might not be available on terms acceptable to us or at all. The loss of access to any key intellectual property right could harm our business.

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

In recent periods, we have experienced significant declines in net sales and gross profit, and we have incurred operating losses. We incurred operating losses of $5.2 million for fiscal 1999, $12.1 million for fiscal 2000 and $5.6 million (including a charge for acquired research and development) for the first six months of the current fiscal year 2001. We expect to continue to incur operating losses through at least the third quarter of fiscal 2001. As part of our strategy to focus on the NAS market, we plan to significantly increase our direct sales force and to increase our investment in research and development and marketing efforts. We will need to significantly increase our revenues from our NAS products to achieve and maintain profitability. The revenue and profit potential of these products is unproven. We may not be able to generate significant or any revenues from our NAS products or achieve or sustain profitability in the future. In addition, we have invested substantial cash in our new corporate headquarters. If we are unable to achieve or sustain profitability in the future, we will have to seek additional financing in the future, which may not be available to us on favorable or any terms.

CONTROL BY OUR EXISTING SHAREHOLDERS COULD DISCOURAGE POTENTIAL ACQUISITIONS OF OUR BUSINESS THAT OTHER SHAREHOLDERS MAY CONSIDER FAVORABLE.

Our executive officers, directors and 5% or greater shareholders and their affiliates own 6,400,000 shares, or approximately 52% of the outstanding shares of common stock. Acting together, these shareholders would be able to exert substantial influence on matters requiring approval by shareholders, including the election of directors. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could in turn have an adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the market price for their shares of common stock.

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

WE HAVE ISSUED CONVERTIBLE DEBENTURES, AND THE OBLIGATIONS OF THE DEBENTURES POSE RISKS TO THE PRICE OF OUR COMMON STOCK AND OUR OPERATIONS.

On October 31, 2000, we issued 3-year $15 million convertible debentures to a private investor. The debentures provide that in certain circumstances the holder of the debentures may convert its position into our stock, or demand that we repay amounts outstanding with cash or by issuing shares of our common stock. The terms and conditions of the debentures pose unique and special risks to our operations and the price of our common stock. Some of those risks are discussed in more detail below.

OUR ISSUANCE OF STOCK UPON THE CONVERSION OR "PUT" OF THE DEBENTURES AND THE EXERCISE OF THE WARRANTS, AS WELL AS ADDITIONAL SALES OF OUR COMMON STOCK BY THE HOLDER OF THE DEBENTURES, MAY DEPRESS THE PRICE OF OUR COMMON STOCK AND SUBSTANTIALLY DILUTE YOUR SHARES.

We are in the process of seeking to register for resale by the holder of our debentures a total of 1,586,228 shares of our common stock issuable upon conversion of the debentures and the exercise of the warrants issued to the holder of our debentures. This number represents 200% of the number of shares of our common stock issuable if the warrants are exercised in full and our debentures remain outstanding until their stated maturity on October 31, 2003 and all interest on the debentures is paid in shares of our stock. The staff of the Securities and Exchange Commission has advised us that we cannot register for resale any shares of our common stock issuable upon exercise of the "put" right under the debentures unless and until that put right is exercised and the applicable shares are issued. While we are continuing to discuss this matter with the Staff, if the Staff does not change its view, we expect to agree with the holder of our debentures that we will register for resale the shares issuable upon exercise of the put right at the time those shares are issued. The issuance of all or any significant portion of the shares of our common stock that we are currently in the process of registering together with any additional shares that we have agreed to register for resale if the put right under the debentures is exercised and the shares issuable upon exercise of this right are issued, could result in substantial dilution to the interests of our other shareholders and a decrease in the price of our stock. A decline in the price of our common stock could encourage short sales of our stock, which could place further downward pressure on the price of our stock.

THE INVESTOR HAS A RIGHT TO DEMAND REPAYMENT OF PART OR ALL OF THE DEBENTURES, AND IF A DEMAND FOR REPAYMENT IS MADE, AND WE ARE UNABLE OR UNWILLING TO REPAY THE DEBENTURES IN CASH, WE MAY HAVE TO ISSUE SHARES SUBSTANTIALLY IN EXCESS OF THOSE ORIGINALLY CONTEMPLATED, AND THOSE ADDITIONAL SHARES WILL DILUTE YOUR SHARES.

The debentures provide the investor with a "put" right, which is the right to demand at specified times that we repay the debentures in cash or issue shares at 90% of the then market price for shares of our common stock, but not more than $22.79 per share. Accordingly, if an investor exercises its "put" right, and we are either unwilling or unable to repay the cash, and the market price of our shares is lower than $22.79, we will have to issue shares to satisfy the "put" right of the investor. The number of shares that we may be required to issue to satisfy the investor's exercise of the "put" right could be substantial. For example, if the market price of our common stock were to decline by 75% from the market price of $11.25 per share on December 20, 2000, which represents the lowest closing price reached by our shares since the date the debentures were issued, we would be required to issue the investor approximately 5,926,000 shares, which would result in the investor owning nearly 33% of our outstanding stock.

IF OUR SHARES ARE ISSUED TO THE INVESTOR, THOSE SHARES MAY BE SOLD INTO THE MARKET, WHICH COULD DEPRESS THE PRICE OF OUR STOCK AND ENCOURAGE SHORT SALES OF OUR STOCK.

To the extent the debentures are converted or interest on the debentures is paid in shares of our common stock rather than cash, a significant number of these shares of our common stock may be sold into the market, which could decrease the price of our common stock and encourage short sales. Short sales could place further downward pressure on the price of our common stock. In that case, we could be required to issue an increasingly greater number of shares of our common stock upon future conversions of the debentures as a result of the adjustments described above, sales of which could further depress the price of our common stock.

THE DEBENTURES PROVIDE FOR VARIOUS EVENTS OF DEFAULT THAT WOULD ENTITLE THE INVESTORS TO REQUIRE THE COMPANY TO REPAY THE ENTIRE AMOUNT OWED IN CASH WITHIN THREE DAYS. IF AN EVENT OF DEFAULT OCCURS, WE MAY BE UNABLE TO IMMEDIATELY REPAY THE AMOUNT OWED, AND ANY REPAYMENT MAY LEAVE US WITH LITTLE OR NO WORKING CAPITAL IN OUR BUSINESS.

The debentures provide for various events of default, including the following:

               o the occurrence of an event of default under our loan agreements with The CIT Group;

               o our failure to pay the principal, interest or any liquidated damages due under the debentures;

               o our failure to make any payment on any indebtedness of $1 million or more to any third party if that failure results in the acceleration of the maturity of that indebtedness;

               o an acquisition after October 31, 2000 by any individual or entity, other than the investor and its affiliates, of more than 40% of our voting or equity securities;

               o the replacement of more than 50% of the persons serving as our directors as of October 31, 2000, unless the replacement director or directors are approved by our directors as of October 31, 2000 or by successors whose nominations they have approved;

               o a merger or consolidation of our company or a sale of more than 50% of its assets unless the holders of our securities immediately prior to such transaction continue to hold at least a majority of the voting rights and equity interests of the surviving entity or the acquirer of our assets;

               o   our entry into bankruptcy;

               o our common stock fails to be listed or quoted for trading on the New York Stock Exchange, the American Stock Exchange, the Nasdaq National Market or the Nasdaq SmallCap Market;

               o our completion of a "going private" transaction under SEC Rule 13e-3;

               o a holder of shares issuable under the debentures or the warrant is not permitted to sell those securities under our registration statement covering those shares for a period of five or more trading days;

               o if our registration statement covering the shares of our common stock underlying the debentures and the warrant is not declared effective by March 31, 2001, the investor thereafter may give us 30 days notice and the Company would be in default of our obligations at expiration of this period if such registration was not effected.

               o we fail to deliver certificates evidencing shares of our common stock underlying the debentures or the warrant within five days after the deadline specified in our transaction documents with the investor;

               o we fail to have a sufficient number of authorized but unissued and otherwise unreserved shares of our common stock available to issue such stock upon any exercise or conversion of the warrant and the debentures;

               o the exercise or conversion rights of the investor under the warrant or the debentures are suspended for any reason, except as provided in the applicable transaction documents;

               o we default on specified obligations under our registration rights agreement with the investor and fail to cure any such default within 60 days; and

               o other than the specified defaults under the registration rights agreement referred to above, we default in the timely performance of any obligation under the transaction documents with the investor and fail to cure any of these defaults for 20 days after we are notified of the default.

If an event of default occurs, the investor can require us to repurchase all or any portion of the principal amount of any outstanding debentures at a repurchase price equal to the greater of 110% of such outstanding principal amount, plus all accrued but unpaid interest on such outstanding debentures through the date of payment, or the total value of all of our shares issuable upon conversion of such outstanding debentures, valued based on the average closing price of our common stock for the preceding five trading days, plus any accrued but unpaid interest on such outstanding debentures. In addition, upon an event of default under the debentures, the investor could also require us to repurchase from the investor any of our shares of common stock issued to the investor upon conversion of the debentures within the preceding 30 days, which would be valued at the average closing price of our common stock over the preceding five trading days. We would be required to complete these repurchases no later than the third trading day following the date an event of default notice is delivered to us.

If we were required to make a default payment at a time when all of the debentures were outstanding, the payment required would be a minimum of $16.5 million and could be substantially greater depending upon the market price of our common stock at the time. In addition, if we default in the timely performance of specified obligations under our registration rights agreement with the investor, we would also be obligated to pay as liquidated damages to the investor an amount equal to $300,000 each month until any such default is cured.

Some of the events of default include matters over which we may have some, little or no control, such as various corporate transactions in which the control of our company changes, or if our common stock ceases to be listed on a trading market. If an event of default occurs, we may be unable to repay any part or all of the entire amount in cash. Any such repayment could leave us with little or no working capital for our business.

THE PAYMENT TO BRIGHTON CAPITAL IN CONNECTION WITH OUR SALE OF OUR CONVERTIBLE DEBENTURES MAY BE INCONSISTENT WITH THE PROVISIONS OF SECTION 15 OF THE SECURITIES EXCHANGE ACT AND MAY ENABLE THE SELLING SHAREHOLDER TO RESCIND ITS INVESTMENT.

We paid Brighton Capital $375,000 for its introduction to us of the purchaser of our 6% convertible debentures. The Staff of the Securities and Exchange Commission has informed us that the receipt by Brighton Capital of this payment may be inconsistent with the registration provisions of Section 15 of the

Securities Exchange Act of 1934, as amended. If this payment is determined to be inconsistent with Section 15, then, under Section 29 of the Securities Exchange
Act:

               o Montrose Investments L.P., the purchaser of our debentures, may have the right to rescind their purchase of these securities, which would require us to repay to Montrose Investments L.P. the $15.0 million that it invested in us;

               o    We may be subject to regulatory action; and

               o We may be able to recover the $375,000 fee that we paid to Brighton Capital in connection with the transaction.

THE DEBENTURES RESTRICT OUR ABILITY TO RAISE ADDITIONAL EQUITY, WITHOUT THE CONSENT OF THE INVESTOR, WHICH COULD HINDER OUR EFFORTS TO OBTAIN ADDITIONAL NECESSARY FINANCING TO OPERATE OUR BUSINESS, OR TO REPAY THE DEBENTURE HOLDERS.

        The agreements we executed when we issued these debentures prohibit us from obtaining additional equity or equity equivalent financing for a period of 90 trading days after the effective date of the registration statement covering the resale of the shares issuable upon conversion of the debentures. We also agreed that for a period of 180 trading days after the effective date of the registration statement covering the resale of the shares issuable upon conversion of the debentures, we would not, without the investor's consent, obtain additional equity or equity equivalent financing unless we first offer the investor the opportunity to provide such financing upon the terms and conditions proposed. These restrictions have several exceptions, such as issuances of options to employees and directors, strategic transactions and acquisitions and bona fide public offerings with proceeds exceeding $20 million in gross proceeds. However, the restrictions may make it extremely difficult to raise additional equity capital during the 90-day and 180-day periods. We may need to raise such additional capital, and if we are unable to do so, we may have little or no working capital for our business, and the market price of our stock may decline.

WE MAY BE REQUIRED TO PAY LIQUIDATED DAMAGES IF WE DO NOT OBTAIN SHAREHOLDER APPROVAL FOR ISSUANCE OF OUR COMMON STOCK, OR IF WE ARE UNABLE TO TIMELY REGISTER THESE SHARES.

We are subject to National Association of Securities Dealers Rule 4460, which generally requires shareholder approval of any transaction that would result in the issuance of securities representing 20% or more of an issuer's outstanding listed securities. Upon conversion or the payment of interest on debentures we are not able to issue more than 2,322,150 shares, or 19.99% of our outstanding common stock on October 30, 2000, the day prior to the date of issuance of the debentures. The terms of the convertible debentures purchase agreement also provide that the shareholder desiring to convert has the option of requiring us either to seek shareholder approval within 75 days of the request or to pay the converting holder the monetary value of the debentures that cannot be converted, at a premium to the converting holder. If the shareholder chooses that we convert the debentures into shares and we have not obtained the requisite shareholder approval within 75 days, we would be obligated to pay the monetary value to the purchaser as liquidated damages. Also, under the terms of the Registration Rights Agreement, we will incur liquidated damages of approximately $300,000 per month if we are unable to register the shares on or before March 31, 2001, or maintain the registration of the shares, of common stock issuable upon the conversion of the debentures and the exercise of those warrants. We currently have been informed by the Securities and Exchange Commission that we may not be able to effect the registration of some of these shares. If the debenture holder chose to enforce the agreement, we would incur the $300,000 monthly charge. However, the debenture holder has recently agreed with us that they will not declare a default, nor attempt to assess the fee, except on a 30-day notice to us. We can not assure you that the debenture holder will continue to extend or waive the default date.

EVEN IF WE NEVER ISSUE OUR STOCK UPON EXERCISE OR PUT OF THE DEBENTURES OR UPON EXERCISE OF THE INVESTOR'S WARRANTS, WE MAY ISSUE ADDITIONAL SHARES, WHICH WOULD REDUCE YOUR OWNERSHIP PERCENTAGE AND DILUTE THE VALUE OF YOUR SHARES.

Other events over which you have no control could result in the issuance of additional shares of our common stock, which would dilute your ownership percentage in Procom. Our issuance of 480,000 shares in connection with the acquisition of Scofima Software S.r.l. is an example of an issuance of additional shares to finance an acquisition that may dilute your ownership. In the future, we may issue additional shares of common stock or preferred stock: to raise additional capital or finance acquisitions, upon the exercise or conversion of outstanding options, warrants and shares of convertible preferred stock, or in lieu of cash payment of dividends. Our issuance of additional shares would dilute your shares. We have agreed to file a registration statement covering the resale of the shares issued to shareholders of Scofima not later than March 28, 2001. The sale of these shares could adversely affect the market price of our stock.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS.

         This Report on Form 10-Q contains "forward-looking" statements, including, without limitation, the statements under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." You can identify these statements by the use of words like "may," "will," "could," "should," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "continue," and variations of these words or comparable words. In addition, all of the non-historical information in this Report on Form 10-Q is forward-looking. Forward-looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may and probably will differ substantially from the results that the forward-looking statements suggest for various reasons, including those discussed under "Risk Factors". These forward-looking statements are made only as of the date of this Report on Form 10-Q. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

NEW ACCOUNTING STANDARDS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. This statement is effective for the first fiscal quarter of fiscal years beginning after June 15, 2000. Adoption of this statement, effective August 1, 2000, did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

        As discussed elsewhere in this Report on Form 10-Q, we have developed our headquarters in Irvine, California and we have spent approximately $15.9 million and we expect to spend $.8 million more to complete the facility. The Company is seeking long-term mortgage financing for all or some of the facility cost during the next fiscal year. The Company has not "locked" in a commitment, and may therefore find such financing to be much more expensive as a result. Since July 31, 2000, we have entered into a line of credit and term loan agreements pursuant to which amounts outstanding bear interest at the lender's prime rate plus .50%. Accordingly, since we anticipate that we will be borrowing funds under such agreements, we expect that we will experience interest rate risk on our debt.

        As we have discussed elsewhere in this Report on Form 10-Q, we have issued a $15.0 million debenture which accrues interest at 6% annually. We do not believe that we have much interest rate fluctuation risk on the debentures.

FOREIGN CURRENCY EXCHANGE RISK

        We transact business in various foreign countries, but we only have significant assets deployed outside the United States in Germany. We have effected intercompany advances and sold goods to Megabyte as well as our subsidiaries in Italy and Switzerland denominated in U.S. dollars, and those amounts are subject to currency fluctuation, and require constant revaluation on our financial statements. During the six months ended January 31, 2001 and 2000, we incurred approximately $59,000 and $25,000, respectively, in foreign currency losses which are included in our selling, general and administrative costs. We do not operate a hedging program to mitigate the effect of a significant rapid change in the value of the Euro, the German mark, or the Italian lira compared to the U.S. dollar. If such a change did occur, we would have to take into account a currency exchange gain or loss in the amount of the change in the U.S. dollar denominated balance of the amounts outstanding at the time of such change. For example, after being weak for some months, during the quarter ended January 31, 2001, the Euro strengthened, and we recorded a currency gain of $219,000 in the quarter ended January 31, 2001 after recording a loss of $160,000 in the quarter ending October 31, 2000. Our net sales can also be effected by a change in the exchange rate because we translate sales of our subsidiaries at the average rate in effect during a financial reporting period. At January 31, 2001, approximately $2.9 million in current intercompany advances and accounts receivable from our foreign subsidiaries were outstanding. We can not assure you that we will not sustain a significant loss if a rapid or unpredicted change in value of the Euro or related European currencies should occur. We can not assure you that such a loss would not have an adverse material effect on our results of operations or financial condition.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

           The Company is from time to time involved in litigation related to its ordinary operations, such as collection actions and vendor disputes. The Company does not believe that the resolution of any existing claim or lawsuit will have a material adverse effect on the Company's business, results of operations or financial condition.

Item 2.  Changes in Securities and Use of Proceeds.

          Not applicable.

Item 3.  Defaults Upon Senior Securities.

          Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

                The annual meeting of shareholders was held on February 5, 2001. The shareholders elected the following six directors to hold office until the next annual meeting and until their successors are elected and qualified:


                                                       NUMBER OF VOTES
                                                 -------------------------
                                                   FOR             WITHHELD
                                                 ---------         --------

        Alex Razmjoo............................ 10,816,137         59,308
        Nick Shahrestany........................ 10,816,537         58,908
        Frank Alaghband......................... 10,816,177         59,268
        Dom Genovese............................ 10,811,437         64,008
        Alex Aydin.............................. 10,816,677         58,768
        David Blake............................. 10,811,487         63,958


        In addition, the shareholders approved the following proposals:


                                                                                                      NUMBER OF VOTES
                                                                                    ---------------------------------------------
                                                                                        FOR        AGAINST    ABSTAIN     BROKER
                                                                                                                         NON-VOTES
                                                                                    ----------     -------    -------    ---------

        An Amendment of the Company's 1995 Stock Option Plan to increase the number of shares reserved for issuance thereunder by 1,000,000 shares to an aggregate of 3,590,000 shares.
                                                                                     6,283,456     175,566     9,337    4,407,086

        To ratify the appointment of KPMG LLP as the independent auditors of the
        Company for the year ending July 31, 2001.                                  10,866,089       3,171     6,185



Item 5.  Other Information.

          Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

          (a) See Exhibit Index. No Statement re Computation of Per Share Earnings is included, because the computation can be clearly determined from material contained in this Report. See the Consolidated Statements of Operations, and the Notes thereto.

          (b) Reports on Form 8-K. On January 12, 2001, we filed a Report on Form 8-K under Item 2 announcing the acquisition of Scofima Software Srl.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, County of Orange, State of California, on the 19th of March, 2001.

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


          SIGNATURE                                            TITLE                                      DATE
          ---------                                            -----                                      ----
    /s/   Alex Razmjoo                              Chairman of the Board, President                 March 19, 2001
-----------------------------------                 and Chief Executive Officer
          Alex Razmjoo                              (Principal Executive Officer)


    /s/   Alex Aydin                                Executive Vice President, Finance                March 19, 2001
-----------------------------------                 and Administration (Principal
          Alex Aydin                                Financial Officer)


    /s/   Frederick Judd                            Vice President, Finance and                      March 19, 2001
-----------------------------------                 General Counsel (Principal
          Frederick Judd                            Accounting Officer)

                                INDEX TO EXHIBITS


                                                                                 SEQUENTIALLY
    EXHIBIT                                                                        NUMBERED
    NUMBER                        DESCRIPTION                                        PAGE
   -------                        -----------                                    ------------

     3.1+      Amended and Restated Articles of Incorporation of the Company
               (incorporated by reference to Exhibit 3.1 in the Report S-1A filed November 14, 1996)

     3.2+      Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 in the Report S-1A filed November 14,
               1996)

     4.1       Form of Convertible Debenture dated October 31, 2000
               (incorporated by reference to Exhibit 4.1 in the Registration
               Statement on Form S-3 of Procom filed on November 22, 2000)


     4.2       Form of Common Stock Purchase Warrant dated October 31, 2000
               (incorporated by reference to Exhibit 4.2 in the Report on Form
               8-K filed on November 3, 2000)

     4.3       Securities Purchase Agreement dated October 31, 2000
               (incorporated by reference to Exhibit 4.3 in the Report on Form
               8-K filed on November 3, 2000)

     4.4 Registration Rights Agreement dated October 31, 2000 by and between the Registrant and Montrose Investments, Ltd.
               (incorporated by reference to Exhibit 4.4 in the Report on Form
               8-K filed on November 3, 2000)

     4.5       Subordination Agreement dated October 31, 2000 by and between the
               Registrant, Montrose Investments, Ltd. and CIT Group/Business
               Credit, Inc. (incorporated by reference to Exhibit 4.5 in the Report on Form 8-K filed on November 3, 2000)

    10.1+ Form of Indemnity Agreement between the Company and each of its executive officers and directors (incorporated by reference to Exhibit 3.2 in the Report S-1A filed November 14, 1996)

    10.2       Form of Amended and Restated Procom Technology, Inc. 1995 Stock
               Option Plan (incorporated by reference to Exhibit 10.2 in the Report S-1A filed November 14, 1996)

    10.2.1     Form of Procom Technology, Inc. 1999 Employee Stock Purchase
               Plan (incorporated by reference to Exhibit 4 in the Form S-8 filed on July 2, 1999)

    10.3       Amended and Restated Executive Employment Agreement, dated as of
               October 28, 1996, between the Company and Alex Razmjoo
               (incorporated by reference to Exhibit 10.3 in the Form S-1 filed
               October 30, 1996)

    10.4       Amended and Restated Executive Employment Agreement, dated as of
               October 28, 1996, between the Company and Frank Alaghband
               (incorporated by reference to Exhibit 10.4 in the Form S-1 filed
               October 30, 1996)

    10.5       Amended and Restated Executive Employment Agreement, dated as of
               October 28, 1996, between the Company and Alex Aydin
               (incorporated by reference to Exhibit 10.5 in the Form S-1 filed
               October 30, 1996)

    10.6       Amended and Restated Executive Employment Agreement, dated as of
               October 28, 1996, between the Company and Nick Shahrestany
               (incorporated by reference to Exhibit 10.6 in the Form S-1 filed
               October 30, 1996)

    10.7 Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.7 in the Form S-1 filed October 30, 1996)

    10.8 Lease, dated February 10, 1992, between 2181 Dupont Associates and the Company, as amended (incorporated by reference to Exhibit
               10.8 in the Form S-1 dated October 30, 1996)

    10.9 Loan and Security Agreement, dated November 18, 1994, by and between the Company and FINOVA Capital Corporation, as amended
               (incorporated by reference to Exhibit 10.9 in the Form S-1A filed
               December 5, 1996)

    10.9.2     Amendment to FINVOVA Loan and Security Agreement dated July 30,
               1997 (incorporated by reference to Exhibit 10.9 in the Report on Form 10-K dated October 29, 1997)

    10.10      Asset Purchase Agreement, dated June 24, 1998, among Invincible
               Technologies Acquisition Corporation, Invincible Technologies
               Corporation, and certain stockholders of Invincible Technologies
               Corporation named therein (incorporated by reference to Exhibit
               10.10 in the Report on Form 8-K filed October 29, 1998)

    10.11      Standard Office Lease between the Company and Arden Realty, Inc.
               (incorporated by reference to Exhibit 10.11 on the Report on Form
               10-Q filed December 14, 1998)

    10.12      Agreement for Wholesale Financing (Security Agreement) between
               Procom Technology, Inc. and IBM Credit Corporation (incorporated by reference to Exhibit 10.1 to the Form S-3/A filed on January
               16, 2001).

----------
+  Previously filed