Form 10-K/A
period 2000-07-31
PROCOM TECHNOLOGY INC
filed 2001-03-28
CIK 1025711

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                       ----------------------------------

                                  FORM 10-K/A

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

        We were formed in 1987 to develop and market computer storage-related products. We began developing NAS appliances in 1997 as a natural evolution of our market-leading position in CD/DVD-ROM server and array appliances. We continue to sell these products, as well as storage upgrade products, such as higher capacity disk drive upgrade kits for notebook computers. Sales of these non-NAS products accounted for $37.8 million, or 59.8%, of net sales for fiscal 2000 and $74.4 million, or 73.4%, of our net sales for fiscal 1999. The demand for our CD servers and arrays has declined and we have experienced increased pricing pressures on our disk drive storage upgrade systems, resulting in lower overall revenue in fiscal 2000. We believe that sales and gross margins on these products will continue to decline as demand for CD servers is reduced because internet solutions can provide access to large amounts of discreet data previously contained on CD-ROMs. We also believe demand for third party storage upgrade products will continue to decline as computer manufacturers ship new desktop and laptop computers with disk drives containing increasingly greater storage capacity. As a result, we expect to reduce our emphasis and reliance on sales of these products in the future. We provide a line of high-performance NAS appliances that allows us to address the price and performance needs of our customers. In the future, we expect NAS and related technologies to be the principal focus of our business.

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

         Together, these products constituted 59.8% of our total net sales in fiscal 2000, and 73.4% for fiscal 1999. We anticipate our sales of these products to decline over time, especially as a percent of total net sales, as we continue to transition to the growth opportunity presented by the NAS market. We plan to provide continued technical and customer support for these products to our customers and channel partners. However, we have determined that demand for these products will likely decline in the next two fiscal years, and we have decided to reduce our emphasis on sales of these product lines in the future.

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

         In March 1999, we purchased an 8.3 acres parcel of land in Irvine, California for $7.3 million for use as our corporate headquarters. Construction commenced in late 1999 and was completed in late August 2000 when we took possession of the facility. The construction company engaged to build our facility is partially owned by a brother of Frank Alaghband, one of our directors and executive officers. The new facilities will be approximately 127,000 square feet, of which we plan to occupy approximately 80,000 square feet. We anticipate leasing the remaining 47,000 square feet of our new facilities and have initiated discussions with interested parties. However, no assurance can be given that we will be successful in completing such a lease. The cost of the land together with construction costs total approximately $15.9 million, including $1.5 million in costs incurred subsequent to July 31, 2000 and approximately $0.7 million in capitalized interest costs.

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

         o  the mix and average selling prices of products; and

         o  the cost of labor and components.

         Revenue and Revenue Recognition. We generally record sales upon product shipment. In the case of sales to most of our distributors with whom we have contracts, we record sales when the distributor receives the products. We recognize our product service and support revenues over the terms of their respective contractual periods. Our agreements with many of our VARs, system integrators and distributors allow limited product returns, including stock balancing, and price protection privileges. We maintain reserves, which are adjusted at each financial reporting date, to state fairly the anticipated returns, including stock balancing, and price protection claims relating to each reporting period. We calculate the reserves based on historical rates of sales and returns, including price protection and stock balancing claims, our experience with our customers, our contracts with them, and current information as to the level of our inventory held by our customers.

         In addition, under a product evaluation program established by us, our indirect channel partners and end users generally are able to purchase appliances on a trial basis and return the appliances within a specified period, generally 30-60 days, if they are not satisfied. The period may be extended if the customer needs additional time to evaluate the product within the customer's particular operating environment. The value of evaluation units at customer sites at a financial reporting date are included in inventory as finished goods. At July 31, 2000 and 1999, inventory related to evaluation units was approximately $1.5 million and $1.7 million, respectively. We do not record evaluation units as sales until the customer has notified us of acceptance of these units.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of July 31, 2000, we had cash and short-term marketable securities totaling $15.5 million, although $11.9 million of the short term marketable securities are pledged for a loan, as noted below and are not available for withdrawal or otherwise available to us.

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

         We have also borrowed $10.75 million from an investment bank for 18 months, maturing in September 2000, at which time it can be renewed on a monthly basis, at rates ranging from 6.125% to $7.4%. In September 2000, the loan was renewed for an additional 6 months. Approximately $11.9 million of our commercial paper portfolio is pledged as collateral for repayment of the loan. The interest expended under the line of credit is being capitalized as a cost of construction of our new headquarters facility.

         In March 1999, we purchased an 8.3 acre parcel of land for $7.3 million in Irvine, California, for development as our corporate headquarters facility. Construction commenced in late 1999 and was substantially completed in late August 2000 when we took possession of the facility. The cost of the land together with the cost of constructing the facility, including capitalized interest and other carrying costs, total approximately $15.9 million including approximately $1.5 million in costs expended after July 31, 2000 and approximately $0.7 million in capitalized interest costs. We substantially completed and took occupancy of the building in early September 2000. We intend to lease 47,000 square feet of the building and we are currently considering financing options including a long-term mortgage or sale/leaseback. There can be no assurance, however, that we will be successful in completing a lease, long-term mortgage or sale/leaseback on favorable terms, if at all.

         As is customary in the computer reseller industry, the Company is contingently liable at July 31, 2000 under the terms of repurchase agreements with several financial institutions providing inventory financing for dealers of the Company's appliances. Under these agreements, dealers purchase the Company's appliances, and the financial institutions agree to pay the Company for those purchases, less a pre-set financing charge, within an agreed payment term. Two of these institutions, Finova and IBM Credit Corporation, have also provided the Company with vendor inventory financing. The contingent liability under these agreements approximates the amount financed, reduced by the resale value of any appliances that may be repurchased, and the risk of loss is spread over several dealers and financial institutions. At July 31, 1999 and 2000, the Company was contingently liable for purchases made under these agreements of approximately $2,535,000 and $560,000, respectively. During the three years ended July 31, 2000, the Company was not required to repurchase any previously sold inventory pursuant to the flooring agreements.

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

         At July 31, 2000, we had recorded a net deferred tax asset of approximately $1.8 million, comprised of gross deferred tax assets of approximately $3.8 million, less a valuation allowance of approximately $2.0 million. The realization of the benefit of the net deferred tax asset will be dependent on our returning to profitability, thereby allowing us to utilize our net operating loss carryforward and other tax attributes, such as the difference between the book and tax basis of our reserves or depreciation against future taxable income. We believe that our current losses are primarily the result of our determination to transition from our CD-tower and disk drive upgrade subsystems product lines (driven in part by reducing demand for those products) to more complex network attached storage products which have required significant research and development and a longer market acceptance period. We have considered other tax planning strategies that, if implemented, would enable us to recover the value of our deferred tax asset. We believe we can return to profitability, and that it is more likely than not that future profitability will be sufficient to recover the value of our net deferred tax asset existing at July 31, 2000.

         We transact business in various foreign countries, but we only have significant assets deployed outside the United States in Germany. We have effected intercompany advances and sold goods to Megabyte as well as our subsidiaries in Italy and Switzerland denominated in U.S. dollars, and those amounts are subject to currency fluctuation, and require constant revaluation on our financial statements. While a significant reduction in valuation of various currencies such as the Euro (to which the value of the German mark and the Italian lira are pegged) and the Swiss franc could lead to lower sales as our products then become more expensive for foreign customers, we do not believe that the currency fluctuations have had a material impact on our liquidity. Our reported sales can be affected by changes in the currency rates in effect during any particular period. For example, in the year ended July 31, 2000, the Euro, and two currencies whose values are pegged to the Euro, declined in value significantly. Not only did this cause a foreign currency loss of approximately $251,000, but it also caused us to report $1.8 million less in sales than we would have reported had we used the respective currency rate in effect on July 31, 1999, instead of the lower annual average rate used to translate sales of our European subsidiaries made during the year ended July 31, 2000. Also, we have funded operational losses of our subsidiaries of approximately $2.5 million since we purchased them, and if our subsidiaries continue to incur operational losses, our cash and liquidity would be negatively impacted.

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

         Our distributors and resellers generally offer products of several different companies, including products of our competitors. Accordingly, these distributors and resellers, such as Ingram Micro, Tech Data, Compucom, Custom Edge (formerly Inacom) and other resellers may give higher priority to products of our competitors, which could harm our operating results. In addition, our distributors and resellers often demand additional significant selling concessions and inventory rights, such as limited return rights and price protection. We cannot assure you that sales to our distributors or resellers will continue, or that these sales will be profitable.

BECAUSE WE HAVE ONLY APPROXIMATELY THREE YEARS OF OPERATING HISTORY IN THE NAS MARKET, WHICH IS NEW AND RAPIDLY EVOLVING, OUR HISTORICAL FINANCIAL INFORMATION IS OF LIMITED VALUE IN PROJECTING OUR FUTURE OPERATING RESULTS OR PROSPECTS.

         We have been manufacturing and selling our NAS products for only approximately three years. For the year ended July 31, 2000, these products accounted for less than 41% of our total net sales. We expect sales of our NAS products to represent an increasing percentage of our net sales in the future. Because our operating history in the NAS product market is only approximately three years, and due to the rapidly evolving nature of the NAS market, it is difficult to evaluate our business or our prospects. In particular, our historical financial information is of limited value in projecting our future operating results.

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

WE DEPEND ON A FEW CUSTOMERS, INCLUDING CUSTOM EDGE, INGRAM MICRO AND TECH DATA, FOR A SUBSTANTIAL PORTION OF OUR NET SALES AND ACCOUNTS RECEIVABLE, AND CHANGES IN THE TIMING AND SIZE OF THESE CUSTOMERS' ORDERS MAY CAUSE OUR OPERATING RESULTS TO FLUCTUATE.

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

OUR GROSS MARGINS OF OUR VARIOUS PRODUCT LINES HAVE FLUCTUATED SIGNIFICANTLY IN THE PAST AND MAY CONTINUE TO FLUCTUATE SIGNIFICANTLY. FOR EXAMPLE, WE MAY SEE REDUCED SALES OF HISTORICALLY HIGHER-MARGIN CD SERVERS OR NOTEBOOK UPGRADE PRODUCTS AND WE MAY NOT SEE INCREASED SALES OR GROSS MARGINS OF OUR NAS APPLIANCES.

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

WE RELY UPON A LIMITED NUMBER OF SUPPLIERS FOR SEVERAL KEY COMPONENTS USED IN OUR PRODUCTS, INCLUDING DISK DRIVES, COMPUTER BOARDS, POWER SUPPLIES, MICROPROCESSORS AND OTHER COMPONENTS, ANY SHORTAGES, SUPPLY ALLOCATIONS OR RAPID PRICE CHANGES FOR THESE PARTS, OR TERMINATION OF THESE SUPPLY ARRANGEMENTS COULD DELAY SHIPMENT OF OUR PRODUCTS AND HARM OUR OPERATING RESULTS.

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

         Any of these factors could have an adverse impact on our existing international operations and business or impair our ability to continue expanding into international markets. Our reported sales can be affected by changes in the currency rates in effect during any particular period. For example, in the year ended July 31, 2000, the Euro, and two currencies whose values are pegged to the Euro, declined in value significantly. Not only did this cause a foreign currency loss of approximately $251,000, but it also caused us to report $1.8 million less in sales than we would have reported had we used the Euro rate in effect on July 31, 1999, instead of the lower annual average rate used to translate sales of our European subsidiaries made during the year ended July 31, 2000. If the Euro or the Swiss franc weakened rapidly during a relatively short time period, we would incur significant foreign currency transaction losses, foreign currency translation losses and lower reported sales.

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

         As discussed elsewhere in this Report on Form 10-K, we have substantially completed development of our headquarters in Irvine, California and have expended approximately $15.9 million to date. The Company is seeking long-term mortgage financing for all or some of the facility cost during the next fiscal year. The Company has not "locked" in a commitment, and may therefore find such financing to be much more expensive as a result. Since July 31, 2000, we have entered into a line of credit and term loan agreements pursuant to which amounts outstanding bear interest at the lender's prime rate plus .50%. Accordingly, since we anticipate that we will be borrowing funds under such agreements, we expect that we will experience interest rate risk on our debt.

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

     PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Procom Technology, Inc. and its wholly-owned subsidiaries, Megabyte Computerhandels, AG, a German corporation, Invincible Technologies Acquisition Corporation, a Massachusetts corporation, Procom Technology, SPA, an Italian company formerly known as Gigatek, SRL, Procom Technology, AG, a Swiss corporation formerly known as Pera, AG, Procom Technology UK, a Scottish company and Procom Technology FSC, a foreign sales corporation. All significant intercompany transactions have been eliminated in consolidation. The functional currencies of the European subsidiaries are those of their respective countries. The Company incurred net foreign currency transaction losses consisting of approximately $14,000, $25,000 and $251,000 for the three years ended July 31, 1998, 1999 and 2000, respectively. The Company did not engage in hedging activities for any of these periods. The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") 52 when translating assets and liabilities and results of operations for each period presented.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS - CASH AND SHORT-TERM MARKETABLE DEBT SECURITIES, HELD TO MATURITY

         For statement of cash flow purposes, short term marketable securities with original maturities less than 90 days are considered cash equivalents. The carrying amount of cash and cash equivalents approximates fair value for all periods presented because of the short-term maturities (less than 90 days) of these financial instruments. Short-term marketable securities completely comprised of commercial paper are held at adjusted cost, which approximates market value. Management has the intention and ability to hold the securities until maturity. At July 31, 1999 and 2000, the Company had short-term marketable securities with original maturities greater than 90 days but less than one year of $9,008,000 and $0, respectively. At July 31, 1999 and 2000, approximately $10,800,000 and $11,900,000, respectively, of the short-term marketable securities were pledged as collateral for repayment of a loan, and therefore not available for withdrawal or otherwise available to the Company.

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

                    PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Expenditures for major renewals and betterments are capitalized, while minor replacements, maintenance and repairs that do not extend the assets' lives are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation are removed from the Company's accounts and any gain or loss is included in the statement of operations. Interest of approximately $700,000 has been capitalized during fiscal year 2000 in the cost of the Company's headquarters.

     INCOME TAXES

         The Company reports certain expenses differently for financial and tax reporting purposes and, accordingly, provides for the related deferred income taxes. Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109.

     REVENUE RECOGNITION

         The Company generally records sales upon product shipment. In the case of sales to most of the distributors with whom the Company has contracts, the Company record sales when the distributor receives the products. The Company recognizes product service and support revenues over the terms of their respective contractual periods. The Company's agreements with many of its VARs, system integrators and distributors allow limited product returns, including stock balancing, and price protection privileges. The Company maintains reserves, which are adjusted at each financial reporting date, to state fairly the anticipated returns, including stock balancing and price protection claims relating to each reporting period. The Company calculates the reserves based on historical rates of sales and returns, including price protection and stock balancing claims, the Company's experiences with its customers, the terms of its agreements with its customers, and current information as to the level of inventory held by the customer. The amounts the Company will ultimately realize could differ materially in the near term from the amounts estimated. In addition, under a product evaluation program established by the Company, its indirect channel partners and end-users generally are able to purchase appliances on a trial basis and return the appliances within a specified period, generally 30-60 days, if they are not satisfied. The period may be extended if the customer needs additional time to evaluate the product within the customer's particular operating environment. The value of the evaluation units are included in inventory as finished goods. At July 31, 2000 and 1999, inventory related to evaluation units was approximately $1.5 million and $1.7 million, respectively. The Company does not record evaluation units as sales until the customer has notified us of acceptance of these units.

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

                    PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     FLOORING AGREEMENTS

         As is customary in the computer reseller industry, the Company is contingently liable at July 31, 2000 under the terms of repurchase agreements with several financial institutions providing inventory financing for dealers of the Company's appliances. Under these agreements, dealers purchase the Company's appliances, and the financial institutions agree to pay the Company for those purchases, less a pre-set financing charge, within an agreed payment term. Two of these institutions, Finova and IBM Credit Corporation, have also provided the Company with vendor inventory financing. See Notes 6 and 14 to these financial statements. The contingent liability under these agreements approximates the amount financed, reduced by the resale value of any appliances that may be repurchased, and the risk of loss is spread over several dealers and financial institutions. At July 31, 1999 and 2000, the Company was contingently liable for purchases made under these agreements of approximately $2,535,000 and $560,000, respectively. During the three years ended July 31, 2000, the Company was not required to repurchase any previously sold inventory pursuant to the flooring agreements.

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

         During fiscal 1996, the Company instituted the 1995 Stock Option Plan (the "1995 Plan") for its key employees and reserved 540,000 shares for grant under the 1995 Plan. Subsequently, the Board and the Company's shareholders approved the reservation of an additional 2,050,000 shares for grant under the 1995 Plan. Pursuant to the terms of the 1995 Plan, options to purchase the Company's common stock may be granted with exercise prices equal to the fair market value of the stock on the date of grant. Options expire ten years from the date of the grant and generally vest over a period of four years. In September 1998, the Board authorized the re-pricing of 374,950 options previously granted with exercise prices in excess of $4.50 per share. The new exercise price was $4.50 per share, the fair value of the Company's stock on the date of such re-pricing. Repriced options are included in the granted and cancelled amounts below.

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

13. IMPAIRMENT AND RESTRUCTURING CHARGE

         As a result of changes to the Company's business operations, as well as significant operating losses of Invincible after its acquisition, in fiscal 1999, the Company determined it should restructure the operating activities of Invincible. At the time of acquisition, the Company sought to utilize Invincible's sales force to market and sell products of both Invincible and Procom's Netforce products. During the year after the acquisition, Invincible experienced significant margin pressure on its products, and was unable to increase the sales of Netforce products. From the date of acquisition through April 1999, the Company had experienced significant financial losses from its Invincible operations. The restructuring consisted of closing several field offices, eliminating most of the Invincible product lines and reducing staff significantly. In connection with the restructuring, the Company also reviewed the long-lived assets purchased in the Invincible acquisition. After comparing the carrying value of the assets to the estimated future undiscounted cash flows from the assets, the Company determined that the value of the assets was impaired. The Company wrote off the goodwill remaining from the transaction of approximately $0.8 million, and wrote down the carrying value of certain Invincible fixed assets by $0.6 million. In addition, the Company recorded a restructuring charge comprised of approximately $0.2 million for lease termination and employee severance costs for approximately 10 employees relating to the Invincible operations. Approximately $0.2 million of the restructuring charge was accrued as of July 31, 1999 and was paid during fiscal 2000. In addition, the Company recorded, in cost of sales, additional reserves of approximately $0.8 million to reserve for the ultimate disposal of much of the Invincible inventory. As a result of the restructuring, the Company expects to see lower personnel costs and lower fixed charges such as depreciation relating to Invincible operations in the future.

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

15. QUARTERLY STATEMENTS OF OPERATIONS (UNAUDITED)

                                              QUARTER ENDED
                       ------------------------------------------------------------
                         31-Oct         31-Jan(a)       30-Apr(b)         31-Jul            YEAR
                       ----------       ----------      ----------       ----------       -----------

     FISCAL 1999

Net Sales              30,401,000       23,929,000      22,726,000       24,234,000       101,290,000

Gross Profit            9,700,000        7,395,000       5,543,000        5,649,000        28,287,000

Income (Loss) Before
  Taxes                 2,282,000          (65,000)     (4,106,000)      (2,044,000)       (3,933,000)

Net Income (Loss)       1,435,000           17,000      (2,990,000)      (1,337,000)       (2,875,000)

Basic EPS                    0.13             0.00           (0.27)           (0.12)            (0.26)

Diluted EPS                  0.13             0.00           (0.27)           (0.12)            (0.26)

-------------
(a) The Company's acquisition of Procom Technology Spa, which was initially treated as a pooling-of-interests, has been changed to reflect the purchase accounting method. As a result of this change, revenue and net income for the second quarter of fiscal 1999 were reduced by approximately $3.1 million and $0.1 million, respectively, from that which was initially reported.

(b) Results for the third quarter of fiscal 1999 include a one-time charge of $0.8 million to reserve for the ultimate disposal of Invincible Technology Corporation ("ITC") inventory, and a restructuring charge and an impairment charge in the aggregate of $1.6 million relating to the write-down of the carrying value of remaining ITC goodwill and fixed assets and various lease termination and severance costs.



     FISCAL 2000

Net Sales              18,909,000       16,327,000      13,811,000       14,163,000        63,210,000

Gross Profit            5,241,000        3,806,000       3,333,000        4,641,000        17,021,000

Income (Loss) Before
  Taxes                (2,170,000)      (3,872,000)     (3,385,000)      (1,621,000)      (11,048,000)

Net Income (Loss)      (1,576,000)      (2,681,000)     (2,481,000)      (1,246,000)       (7,984,000)

Basic EPS                   (0.14)           (0.24)          (0.22)           (0.10)            (0.70)

Diluted EPS                 (0.14)           (0.24)          (0.22)           (0.10)            (0.70)

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

        (b) REPORTS ON FORM 8-K:

            None.

(3) EXHIBITS

                              EXHIBITS TO FORM 10-K

    EXHIBIT                                                                     NUMBERED
    NUMBER                         DESCRIPTION                                    PAGE
    -------                        -----------                                  --------
     3.1       Amended and Restated Articles of Incorporation of the Company
               (incorporated by reference to Exhibit 3.1 in the Form S-1A filed
               November 14, 1996)

     3.2       Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 in the Form S-1A filed November 14,
               1996)

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

    10.1       Agreement for Wholesale Financing (Security Agreement) between
               Procom Technology, Inc. and IBM Credit Corporation (incorporated by reference to Exhibit 10.1 in Amendment No. 1 to Form S-3 filed on January 16, 2001).

    10.2 Form of Indemnity Agreement between the Company and each of its executive officers and directors (incorporated by reference to Exhibit 3.2 in the Form S-1A filed November 14, 1996)

    10.3       Form of Amended and Restated Procom Technology, Inc. 1995 Stock
               Option Plan (incorporated by reference to Exhibit 10.2 in the Form S-1A filed November 14, 1996)

    10.3.1     Form of Procom Technology, Inc. 1999 Employee Stock Purchase Plan
               (incorporated by reference to Exhibit 4 in the Form S-8 filed on July 2, 1999)

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

    10.7       Amended and Restated Executive Employment Agreement, dated as of
               October 28, 1996, between the Company and Nick Shahrestany
               (incorporated by reference to Exhibit 10.6 in the Form S-1 filed
               October 30, 1996)

    10.8 Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.7 in the Form S-1 filed October 30, 1996)

    10.9 Lease, dated February 10, 1992, between 2181 Dupont Associates and the Company, as amended (incorporated by reference to Exhibit
               10.8 in the Form S-1 dated October 30, 1996)

    10.10 Loan and Security Agreement, dated November 18, 1994, by and between the Company and FINOVA Capital Corporation, as amended
               (incorporated by reference to Exhibit 10.9 in the Form S-1A filed
               December 5, 1996)

    10.10.2    Amendment to FINVOVA Loan and Security Agreement dated July 30,
               1997 (incorporated by reference to Exhibit 10.9 in the Report on Form 10-K dated October 29, 1997)

    10.11      Asset Purchase Agreement, dated June 24, 1998, among Invincible
               Technologies Acquisition Corporation, Invincible Technologies
               Corporation, and certain stockholders of Invincible Technologies
               Corporation named therein (incorporated by reference to Exhibit
               10.10 in the Report on Form 8-K filed October 29, 1998)

    10.12      Standard Office Lease between the Company and Arden Realty, Inc.
               (incorporated by reference to Exhibit 10.11 on the Report on Form
               10-Q filed December 14, 1998)

    10.13      Agreement for Wholesale Financing (Security Agreement) between
               Procom Technology, Inc. and IBM Credit Corporation (incorporated by reference to Exhibit 10.1 to the Form S-3/A filed on January
               16, 2001).

    21.1       List of Subsidiaries

    23.1       Consent of KPMG LLP

    23.2       Consent of Arthur Andersen LLP

    27.1       Financial Data Schedule

-------------

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 27th day of March, 2001.


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


      SIGNATURE                            TITLE                            DATE
      ---------                            -----                            ----
    /s/ ALEX RAZMJOO          Chairman of the Board, President and
----------------------------- Chief Executive Officer (Principal        March 27, 2001
        Alex Razmjoo          Executive Officer)


    /s/ ALEX AYDIN            Director and Executive Vice President,
----------------------------- Finance and Administration (Principal     March 27, 2001
        Alex Aydin            Financial and Accounting Officer)


    /s/ FRANK ALAGHBAND       Director                                  March 27, 2001
-----------------------------
        Frank Alaghband


    /s/ NICK SHAHRESTANY      Director                                  March 27, 2001
-----------------------------
        Nick Shahrestany


    /s/ DOM GENOVESE          Director                                  March 27, 2001
-----------------------------
        Dom Genovese


    /s/ DAVID BLAKE           Director                                  March 27, 2001
-----------------------------
        David Blake

                                   SCHEDULE II

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JULY 31, 1998, 1999 AND 2000

                                                  BALANCE        CHARGED                                   BALANCE AT
                                                 BEGINNING        COSTS                                      END OF
                                                  PERIOD         EXPENSES       OTHER      DEDUCTIONS        PERIOD
                                                 ---------       --------      -------     -----------     ----------
YEAR ENDED JULY 31, 1998:
   Allowance for sales returns                  $  672,000      $  372,000    $     --     $        --     $1,044,000
   Allowance for doubtful accounts......           320,000          53,000     225,000         (90,000)       508,000
   Allowance for excess and obsolete inventory     190,000         454,000     213,000        (432,000)       425,000

YEAR ENDED JULY 31, 1999:
   Allowance for sales returns..........        $1,044,000      $8,326,000    $     --     $ 7,431,000     $1,939,000
   Allowance for doubtful accounts......           508,000          10,000      54,000         (50,000)       522,000
   Allowance for excess and obsolete inventory     425,000       2,155,000      32,000      (1,413,000)     1,199,000

YEAR ENDED JULY 31, 2000:
   Allowance for sales returns..........        $1,939,000      $5,917,000    $     --     $ 5,781,000     $2,075,000
   Allowance for doubtful accounts......           522,000         360,000                    (205,000)       677,000
   Allowance for excess and obsolete inventory   1,199,000         718,000                    (675,000)     1,242,000

                              EXHIBITS TO FORM 10-K

    EXHIBIT                                                                     NUMBERED
    NUMBER                         DESCRIPTION                                    PAGE
    -------                        -----------                                  --------

     3.1       Amended and Restated Articles of Incorporation of the Company
               (incorporated by reference to Exhibit 3.1 in the Form S-1A filed November 14, 1996)

     3.2       Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 in the Form S-1A filed November 14,
               1996)

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

    10.1       Agreement for Wholesale Financing (Security Agreement) between
               Procom Technology, Inc. and IBM Credit Corporation (incorporated by reference to Exhibit 10.1 in Amendment No. 1 to Form S-3 filed on January 16, 2001).

    10.2 Form of Indemnity Agreement between the Company and each of its executive officers and directors (incorporated by reference to Exhibit 3.2 in the Form S-1A filed November 14, 1996)

    10.3       Form of Amended and Restated Procom Technology, Inc. 1995 Stock
               Option Plan (incorporated by reference to Exhibit 10.2 in the Form S-1A filed November 14, 1996)

    10.3.1     Form of Procom Technology, Inc. 1999 Employee Stock Purchase Plan
               (incorporated by reference to Exhibit 4 in the Form S-8 filed on July 2, 1999)

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

    10.7       Amended and Restated Executive Employment Agreement, dated as of
               October 28, 1996, between the Company and Nick Shahrestany
               (incorporated by reference to Exhibit 10.6 in the Form S-1 filed
               October 30, 1996)

    10.8 Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.7 in the Form S-1 filed October 30, 1996)

    10.9 Lease, dated February 10, 1992, between 2181 Dupont Associates and the Company, as amended (incorporated by reference to Exhibit
               10.8 in the Form S-1 dated October 30, 1996)

    10.10 Loan and Security Agreement, dated November 18, 1994, by and between the Company and FINOVA Capital Corporation, as amended
               (incorporated by reference to Exhibit 10.9 in the Form S-1A filed
               December 5, 1996)

    10.10.2    Amendment to FINVOVA Loan and Security Agreement dated July 30,
               1997 (incorporated by reference to Exhibit 10.9 in the Report on Form 10-K dated October 29, 1997)

    10.11      Asset Purchase Agreement, dated June 24, 1998, among Invincible
               Technologies Acquisition Corporation, Invincible Technologies
               Corporation, and certain stockholders of Invincible Technologies
               Corporation named therein (incorporated by reference to Exhibit
               10.10 in the Report on Form 8-K filed October 29, 1998)

    10.12      Standard Office Lease between the Company and Arden Realty, Inc.
               (incorporated by reference to Exhibit 10.11 on the Report on Form
               10-Q filed December 14, 1998)

    10.13      Agreement for Wholesale Financing (Security Agreement) between
               Procom Technology, Inc. and IBM Credit Corporation (incorporated by reference to Exhibit 10.1 to the Form S-3/A filed on January
               16, 2001).

    21.1       List of Subsidiaries

    23.1       Consent of KPMG LLP

    23.2       Consent of Arthur Andersen LLP

    27.1       Financial Data Schedule

-------------