Form 10-Q/A
period 2000-10-31
PROCOM TECHNOLOGY INC
filed 2001-03-28
CIK 1025711

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended OCTOBER 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from __________________ to _______________

    Commission file number 0-21053

                                  FORM 10-Q/A

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

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. Financial Statements.

                    PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             October 31,           July 31,
                                                                2000                 2000
                                                            ------------         ------------
ASSETS

Current assets:
  Cash .............................................        $  2,792,000         $  1,450,000
  Short-term marketable securities, held to maturity          16,780,000           14,065,000
  Accounts receivable, less allowance for doubtful
    accounts and sales returns of $2,663,000 and
    $2,752,000, respectively .......................           9,030,000            6,699,000
  Inventories, net .................................           9,319,000            8,430,000
  Income tax receivable ............................              21,000            2,699,000
  Deferred income taxes ............................           2,131,000            1,833,000
  Prepaid expenses .................................           1,186,000              372,000
  Other current assets .............................             176,000              296,000
                                                            ------------         ------------
      Total current assets .........................          41,435,000           35,844,000
Property and equipment, net ........................          17,357,000           16,034,000
Other assets .......................................             880,000              918,000
                                                            ------------         ------------
      Total assets .................................        $ 59,672,000         $ 52,796,000
                                                            ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Lines of credit ..................................        $  5,597,000         $    610,000
  Loan payable .....................................                  --           10,750,000
  Accounts payable .................................           8,428,000           10,399,000
  Accrued expenses and other current liabilities ...           2,145,000            1,837,000
  Accrued compensation .............................           1,020,000            1,213,000
  Deferred service revenues ........................             711,000              431,000
  Income taxes payable .............................              19,000                   --
  Current portion of convertible debenture .........           9,625,000                   --
                                                            ------------         ------------
      Total current liabilities ....................          27,545,000           25,240,000

  Convertible debenture ............................           4,813,000                   --
                                                            ------------         ------------
      Total liabilities ............................          32,358,000           25,240,000
                                                            ------------         ------------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, no par value; 10,000,000 shares
    authorized, no shares issued and outstanding ...                  --                   --
  Common stock, $.01 par value; 65,000,000 shares
    authorized, 11,612,307 and 11,531,357 shares
    issued and outstanding, respectively ...........             116,000              115,000
  Additional paid-in capital .......................          20,694,000           19,685,000
  Retained earnings ................................           6,916,000            8,007,000
  Accumulated other comprehensive loss .............            (412,000)            (251,000)
                                                            ------------         ------------
      Total shareholders' equity ...................          27,314,000           27,556,000
                                                            ------------         ------------
Total liabilities and shareholders' equity .........        $ 59,672,000         $ 52,796,000
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

                    PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                   COMMON STOCK                                        ACC. OTHER
                                             -----------------------    ADDITIONAL      RETAINED     COMPREHENSIVE
                                               SHARES        AMOUNT   PAID IN CAPITAL   EARNINGS      INCOME (LOSS)      TOTAL
                                             -----------   ---------  ---------------  -----------   --------------   ------------
BALANCE AT JULY 31, 1998 ..............       11,178,742   $ 112,000    $17,751,000    $18,866,000    $   3,000       $ 36,732,000

Comprehensive loss:
Net loss ..............................               --          --             --     (2,875,000)          --         (2,875,000)
Foreign currency translation adjustment               --          --             --             --      (18,000)           (18,000)
                                                                                                                      ------------
Comprehensive loss ....................                                                                                 (2,893,000)

Exercise of employee stock options ....           41,013          --        152,000             --           --            152,000
Issuance of stock to employees ........            5,531          --         39,000             --           --             39,000
Tax benefit from stock option exercises               --          --         71,000             --           --             71,000
Stock repurchases .....................          (77,845)     (1,000)      (400,000)            --           --           (401,000)
Acquisitions ..........................           79,600       1,000        585,000             --           --            586,000
                                             -----------   ---------   ------------   ------------    ---------       ------------
BALANCE AT JULY 31, 1999 ..............       11,227,041     112,000     18,198,000     15,991,000      (15,000)        34,286,000

Comprehensive loss:
Net loss ..............................               --          --             --     (7,984,000)          --         (7,984,000)
Foreign currency translation adjustment               --          --             --             --     (236,000)          (236,000)
                                                                                                                      ------------
Comprehensive loss ....................                                                                                 (8,220,000)
Compensatory stock options ............               --          --         62,000             --           --             62,000
Exercise of employee stock options ....          278,587       3,000      1,112,000             --           --          1,115,000
Issuance of stock to employees ........           25,729          --        313,000             --           --            313,000
                                             -----------   ---------   ------------   ------------    ---------       ------------
BALANCE AT JULY 31, 2000 ..............       11,531,357     115,000     19,685,000      8,007,000     (251,000)        27,556,000

Comprehensive loss:
Net loss ..............................               --          --             --     (1,091,000)          --         (1,091,000)
Foreign currency translation adjustment               --          --             --             --     (161,000)          (161,000)
                                                                                                                      ------------
Comprehensive loss ....................                                                                                 (1,252,000)
Compensatory stock options ............               --          --          6,000             --           --              6,000
Exercise of employee stock options ....           80,950       1,000        441,000             --           --            442,000
Issuance of  stock warrant to investor                --          --        562,000             --           --            562,000
                                             -----------   ---------   ------------   ------------    ---------       ------------
BALANCE AT OCTOBER 31, 2000 ...........       11,612,307   $ 116,000   $ 20,694,000   $  6,916,000    $(412,000)      $ 27,314,000
                                             ===========   =========   ============   ============    =========       ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  THREE MONTHS ENDED
                                                                     OCTOBER 31,
                                                           -------------------------------
                                                               2000               1999
                                                           ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ............................................      $ (1,091,000)      $ (1,576,000)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization ...................           215,000            226,000
    Compensatory stock options ......................             6,000                 --
    Changes in assets and liabilities,
      net of effects of acquisitions:
      Accounts receivable ...........................        (2,331,000)          (490,000)
      Inventories ...................................          (889,000)           190,000
      Income tax receivable .........................         2,678,000                 --
      Deferred income taxes .........................          (298,000)         1,097,000
      Prepaid expenses ..............................          (814,000)            24,000
      Other current assets ..........................           120,000              9,000
      Other assets ..................................            (2,000)             2,000
      Accounts payable ..............................        (1,971,000)          (783,000)
      Accrued expenses and compensation .............           115,000         (1,818,000)
      Deferred service revenues .....................           280,000            707,000
      Income taxes payable ..........................            19,000            (18,000)
                                                           ------------       ------------
         Net cash used in operating activities ......        (3,963,000)        (2,430,000)
                                                           ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment ..............        (1,498,000)          (241,000)
    Investments in short-term marketable securities .                --         (7,028,000)
                                                           ------------       ------------
         Net cash used in investing activities ......        (1,498,000)        (7,269,000)
                                                           ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of convertible debt.....................        15,000,000                 --
    Repayment of loan................................       (10,750,000)                --
    Net borrowings on lines of credit ...............         4,987,000                 --
    Stock option exercises ..........................           442,000             45,000
                                                           ------------       ------------
         Net cash provided by financing activities ..         9,679,000             45,000
      Effect of exchange rate changes ...............          (161,000)           (29,000)
                                                           ------------       ------------
      Increase (decrease) in cash ...................         4,057,000         (9,683,000)
Cash and cash equivalents at beginning of period ....        15,515,000         22,433,000
                                                           ------------       ------------
Cash and cash equivalents at end of period ..........      $ 19,572,000       $ 12,750,000
                                                           ============       ============
Supplemental disclosures of cash flow information:

CASH PAID (RECEIVED) DURING THE PERIOD FOR:
    Interest ........................................      $    117,000       $         --
    Income taxes ....................................      $ (2,732,000)      $ (1,097,000)

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

NOTE 5. BUSINESS SEGMENT INFORMATION.

        The Company operates in one industry segment: The design, manufacture and marketing of data storage devices. The Company has two major distinct product families: network attached storage products ("NAS Products") and other data storage and access products. Net sales of network attached storage (NAS) products represented approximately 58.9% and 14.0% of total product net sales for the three months ended October 31, 2000 and 1999.

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

        On October 31, 2000, the Company issued a $15 million convertible unsecured debenture to a private investor. The debenture bears interest at 6.0% per annum, and is repayable in full on October 31, 2003, unless otherwise converted into the common stock of the Company. The debenture is convertible into the common stock of the Company at the investor's option at $22.79 per share, and at the Company's option if the common stock of the Company trades at more than $30.75 for at least 20 consecutive trading days. The investor has a "put" right, which allows the investor to require the Company to either repay in cash the face amount of the debenture put by the investor, plus any accrued but unpaid interest through such time, or pay such amount by issuing its shares at 90% of the average closing price of the Company's common stock for the five-day period preceding the time the investor makes such a demand. The investor may put up to $5 million on the 6th month anniversary, $10 million on the 12 month anniversary, and $15 million on the 18th, 24th and 30th anniversaries of October 31, 2000. If the Company were to issue shares at 90% of the trading price as repayment of a put demand, the Company may incur a significant charge to its income statement based on the difference between the issuance price of the Company's common stock and the value of the common stock at October 31, 2000. In connection with the issuance of the debenture, the Company issued to the investor a 5-year warrant to purchase up to 32,916 shares of its common stock at $32.55 per share. We have valued the warrant using a Black-Scholes model, with the following assumptions: Expected life - 5 years, Risk free interest rate - 6% and Volatility - 1.20. These assumptions yield a fair value of $562,000, which will be amortized over the life of the debt, or if conversion of the debenture occurs, the remaining value will be reclassed to interest expense.

        Because $10 million of the debenture may be put to the Company within one year from the date of the balance sheet, the principal amount of the debentures are classified in both current and long-term liabilities, net of the remaining warrant value. At October 31, 2000, the values were:

                                      Debenture      Warrant         Net
                                        amount        Value       Debenture
                                      repayable     Remaining       Value
                                     -----------    ---------    -----------
Current portion of long-term debt    $10,000,000    $(375,000)   $ 9,625,000
Long-term debt                         5,000,000     (187,000)     4,813,000
                                     -----------    ---------    -----------
         Total                       $15,000,000    $(562,000)   $14,438,000
                                     ===========    =========    ===========

In addition to the warrant cost, costs of approximately $700,000 were incurred in the debt transactions noted above, and the amounts will be classified as prepaid expenses, and amortized as interest expense over the life of the debt instruments.

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

        In addition, under a product evaluation program established by us, our indirect channel partners and end users generally are able to purchase appliances on a trial basis and return the appliances within a specified period, generally 30-60 days, if they are not satisfied. The period may be extended if the customer needs additional time to evaluate the product within the customer's particular operating environment. The value of evaluation units at customer sites at a financial reporting date are included in inventory as finished goods. At both July 31, 2000 and October 31, 2000, inventory related to evaluation units was approximately $1.5 million. We do not record evaluation units as sales until the customer has notified us of acceptance of these units.

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

        On October 31, 2000, the Company issued a $15 million convertible unsecured debenture to a private investor. The debenture bears interest at 6.0% per annum, and is repayable in full on October 31, 2003, unless otherwise converted into the common stock of the Company. The debenture is convertible into the common stock of the Company at the investor's option at $22.79 per share, and at the Company's option if the common stock of the Company trades at more than $30.75 for at least 20 consecutive trading days. The investor has a "put" right, which allows the investor to require the Company to either repay in cash the face amount of the debenture put by the investor, plus any accrued but unpaid interest through such time, or pay such amount by issuing our shares of common stock at 90% of the average closing price of the Company's common stock for the five day period preceding the time the investor makes such a demand. The investor may put up to $5 million on the 6th month anniversary, $10 million on the 12 month anniversary, and $15 million on the 18th, 24th and 30th anniversaries of October 31, 2000. If the Company were to issue shares at 90% of the trading price as repayment of a put demand, the Company may incur a significant charge to its income statement based on the difference between the issuance price of the Company's common stock and the value of the common stock at October 31, 2000. In connection with the issuance of the debenture, the Company issued to the investor a 5-year warrant to purchase up to 32,916 shares of its common stock at $32.55 per share. The Company has valued the warrant using a Black-Scholes model at approximately $562,000, and will amortize this value over the life of the debt, or if conversion of the debenture occurs, the Company will reclass the remaining value to interest expense.

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

        In March 1999, we purchased an 8.3 acre parcel of land for $7.3 million in Irvine, California, for development as our corporate headquarters facility. Construction commenced in late 1999 and was substantially completed in September 2000. The cost of the land together with the cost of constructing the facility total approximately $15.9 million including $0.7 million in capitalized interest costs. We intend to lease 47,000 square feet of the building and we are currently considering financing options including a long-term mortgage or sale/leaseback. There can be no assurance, however, that we will be successful in completing a lease, long-term mortgage or sale/leaseback on favorable terms, if at all.

        As is customary in the computer reseller industry, the Company is contingently liable at October 31, 2000 under the terms of repurchase agreements with several financial institutions providing inventory financing for dealers of the Company's appliances. Under these agreements, dealers purchase the Company's appliances, and the financial institutions agree to pay the Company for those purchases, less a pre-set financing charge, within an agreed payment term. Two of these institutions, Finova and IBM Credit Corporation, have also provided the Company with vendor inventory financing. The contingent liability under these agreements approximates the amount financed, reduced by the resale value of any appliances that may be repurchased, and the risk of loss is spread over several dealers and financial institutions. At October 31, 2000 and July 31, 2000, the Company was contingently liable for purchases made under these agreements of approximately $263,000 and $560,000, respectively. During the three years ended July 31, 2000 and through the three months ended October 31, 2000, the Company was not required to repurchase any previously sold inventory pursuant to the flooring agreements.

        At October 31, 2000, we had recorded a net deferred tax asset of approximately $2.2 million, comprised of gross deferred tax assets of approximately $4.2 million, less a valuation allowance of approximately $2.0 million. The realization of the benefit of the net deferred tax asset will be dependent on our returning to profitability, thereby allowing us to utilize our net operating loss carryforward and other tax attributes, such as the difference between the book and tax basis of our reserves or depreciation against future taxable income. We believe that our current losses are primarily the result of our determination to transition from our CD-tower and disk drive upgrade subsystems product lines (driven in part by reducing demand for those products) to more complex network attached storage products which have required significant research and development and a longer market acceptance period. We have considered other tax planning strategies that, if implemented, would enable us to recover the value of our deferred tax asset. We believe we can return to profitability, and that it is more likely than not that future profitability will be sufficient to recover the value of our net deferred tax asset existing at October 31, 2000.

        On September 14, 1998, our board of directors approved an open market stock repurchase program. We were authorized to effect repurchases of up to $2.0 million in shares of our common stock. We have repurchased a total of 77,845 shares at an average cost of $5.15 per share. No repurchases were made in the quarter ended October 31, 2000. In September 2000, the Company's Board terminated the repurchase program.

        We transact business in various foreign countries, but we only have significant assets deployed outside the United States in Germany. We have effected intercompany advances and sold goods to Megabyte as well as our subsidiaries in Italy and Switzerland denominated in U.S. dollars, and those amounts are subject to currency fluctuation, and require constant revaluation on our financial statements. While a significant reduction in valuation of various currencies such as the Euro (to which the value of the German mark and the Italian lira are pegged) and the Swiss franc could lead to lower sales as our products then become more expensive for foreign customers, we do not believe that the currency fluctuations have had a material impact on our liquidity. Our reported sales can be affected by changes in the currency rates in effect during any particular period. For example, in the quarter ended October 31, 2000, the Euro, and two currencies whose values are pegged to the Euro, declined in value significantly. Not only did this cause a foreign currency loss of approximately $160,000, but it also caused us to report $240,000 less in sales than we would have reported had we used the Euro rate in effect on July 31, 2000, instead of the lower quarterly average rate used to translate sales of our European subsidiaries made during the quarter ended October 31, 2000. Also, we have funded operational losses of our subsidiaries of approximately $3.0 million since we purchased them, and if our subsidiaries continue to incur operational losses, our cash and liquidity would be negatively impacted.

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

        We have been manufacturing and selling our NAS products for only approximately three years. For the year ended July 31, 2000 and the quarter ended October 31, 2000, these products accounted for less than 41% and 59%, respectively, of our total net sales. We expect sales of our NAS products to represent an increasing percentage of our net sales in the future. Because our operating history in the NAS product market is only approximately three years, and due to the rapidly evolving nature of the NAS market, it is difficult to evaluate our business or our prospects. In particular, our historical financial information is of limited value in projecting our future operating results.

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

        Three customers accounted for approximately 42% and 45% of the Company's total accounts receivable at July 31, 1999 and July 31, 2000, respectively, and one individual customer accounted for approximately 9% and 7% of the Company's net sales for fiscal 1999 and 2000. One customer, Storway, a storage service provider, accounted for approximately 25% of our net sales for the quarter ended October 31, 2000, and three customers, Storway, Ingram Micro and Tech Data, accounted for approximately 61% of our total accounts receivable at October 31, 2000. In fiscal 1999 and 2000, we sold our non-NAS products principally to distributors and master resellers such as Ingram Micro, Tech Data, Custom Edge (previously Inacom) and Compucom. Unless and until we diversify and expand our customer base for NAS products, our future success will depend to a large extent on the timing and size of future purchase orders, if any, from these customers. If we lose a major customer, or if one of our customers significantly reduces its purchasing volume or experiences financial difficulties and is unable to pay its debts, our results of operations could be harmed. We cannot be certain that customers that have accounted for significant revenues in past periods will continue to purchase our products in future periods.

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

WE RELY UPON A LIMITED NUMBER OF SUPPLIERS FOR SEVERAL KEY COMPONENTS USED IN OUR PRODUCTS, INCLUDING DISK DRIVES, COMPUTER BOARDS, POWER SUPPLIES, MICROPROCESSORS AND OTHER COMPONENTS. ANY SHORTAGES, SUPPLY ALLOCATIONS OR RAPID PRICE CHANGES FOR THESE PARTS, OR TERMINATION OF THESE SUPPLY ARRANGEMENTS COULD DELAY SHIPMENT OF OUR PRODUCTS AND HARM OUR OPERATING RESULTS.

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

        Any of these factors could have an adverse impact on our existing international operations and business or impair our ability to continue expanding into international markets. Our reported sales can be affected by changes in the currency rates in effect during any particular period. For example, the effects of currency fluctuations were evident in our results of operations for the quarter ended October 31, 2000. During this quarter, the Euro and two currencies whose values are pegged to the Euro, declined in value significantly. Not only did this cause a foreign currency loss of approximately $160,000, but it also caused us to report $240,000 less in sales than we would have reported had we used the Euro rate in effect on July 31, 2000, instead of the lower quarterly average rate used to translate sales of our European subsidiaries made during the quarter ended October 31, 2000. If the Euro or the Swiss franc weakened rapidly during a relatively short time period, we would incur significant foreign currency transaction losses, foreign currency translation losses and lower reported sales.

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

OUR ISSUANCE OF STOCK UPON THE CONVERSION OR "PUT" OF THE DEBENTURES AND THE EXERCISE OF THE WARRANTS, AS WELL AS ADDITIONAL SALES OF OUR COMMON STOCK BY THE SELLING SHAREHOLDER, MAY DEPRESS THE PRICE OF OUR COMMON STOCK AND SUBSTANTIALLY DILUTE YOUR SHARES.

        We have agreed to register for potential resale by the investor a total of 1,586,228 shares of our common stock. This number represents 200% of the number of shares of our common stock issuable if the investor's warrant is exercised in full and our debentures were to remain outstanding until their stated maturity on October 31, 2003 and all interest on the debentures is paid in shares of our stock. As is noted in the risk factor immediately below, if the investor were to exercise its "put" right and we were to satisfy this right by issuing shares of our common stock, we could be required to issue a substantially greater number of our shares to the investor. The issuance of all or any significant portion of these shares could result in substantial dilution to the interests of our other shareholders and a decrease in the price of our stock. Sales by the investor of our common stock received upon the exercise or "put" of the debentures or upon exercise of the investor's warrant could also cause our stock price to decline due to the additional supply of shares relative to demand in the market. A decline in the price of our common stock could encourage short sales of our stock, which could place further downward pressure on the price of our stock.

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

        The debentures provide for various events of default, including the following:

        - the occurrence of an event of default under our loan agreements with The CIT Group;

        - our failure to pay the principal, interest or any liquidated damages due under the debentures;

        - our failure to make any payment on any indebtedness of $1 million or more to any third party if that failure results in the acceleration of the maturity of that indebtedness;

        - an acquisition after October 31, 2000 by any individual or entity, other than the selling shareholder and its affiliates, of more than 40% of our voting or equity securities;

        - the replacement of more than 50% of the persons serving as our directors as of October 31, 2000, unless the replacement director or directors are approved by our directors as of October 31, 2000 or by successors whose nominations they have approved;

        - a merger or consolidation of our company or a sale of more than 50% of its assets unless the holders of our securities immediately prior to such transaction continue to hold at least a majority of the voting rights and equity interests of the surviving entity or the acquirer of our assets;

        -  our entry into bankruptcy;

        - our common stock fails to be listed or quoted for trading on the New York Stock Exchange, the American Stock Exchange, the Nasdaq National Market or the Nasdaq SmallCap Market;

        -  our completion of a "going private" transaction under SEC Rule
           13e-3;

        - a holder of shares issuable under the debentures or the warrant is not permitted to sell those securities under our registration statement covering those shares for a period of five or more trading days;

        - our registration statement covering the shares of our common stock underlying the debentures and the warrant is not declared effective by the Commission by the 120th day following October 31, 2000;

        - we fail to deliver certificates evidencing shares of our common stock underlying the debentures or the warrant within five days after the deadline specified in our transaction documents with the selling shareholder;

        - we fail to have a sufficient number of authorized but unissued and otherwise unreserved shares of our common stock available to issue such stock upon any exercise or conversion of the warrant and the debentures;

        - the exercise or conversion rights of the selling shareholder under the warrant or the debentures are suspended for any reason, except as provided in the applicable transaction documents;

        - we default on specified obligations under our registration rights agreement with the selling shareholder and fail to cure any such default within 60 days; and

        - other than the specified defaults under the registration rights agreement referred to above, we default in the timely performance of any obligation under the transaction documents with the selling shareholder and fail to cure any of these defaults for 20 days after we are notified of the default.

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

        Our registration statement covering the shares of our common stock underlying the debentures and warrants was not declared effective before February 28, 2001 (120 days following October 31, 2000). This did not result in an event of default, however, because prior to that date we received a waiver from Montrose Investments, Ltd. of compliance with that deadline. The waiver included an extension of this deadline to March 31, 2001. We are continuing to work with the staff of the Securities and Exchange Commission to have our registration statement relating to our shares underlying the debentures and warrants declared effective. We cannot assure you that we will be able to complete this process by the March 31, 2001 deadline. If we are unable to achieve effectiveness of this registration statement by March 31, 2001, we would be in default under our debentures unless Montrose were to further extend this deadline, which cannot be assured.

THE DEBENTURES RESTRICT OUR ABILITY TO RAISE ADDITIONAL EQUITY WITHOUT THE CONSENT OF THE INVESTOR, WHICH COULD HINDER OUR EFFORTS TO OBTAIN ADDITIONAL NECESSARY FINANCING TO OPERATE OUR BUSINESS, OR TO REPAY THE INVESTORS.

        The agreements we executed when we issued these debentures prohibit us from obtaining additional equity or equity equivalent financing for a period of 90 trading days after the date we issued the debentures. We also agreed that for a period of 180 trading days after the issuance of the debentures, we would not, without the investor's consent, obtain additional equity or equity equivalent financing unless we first offer the investor the opportunity to provide such financing upon the terms and conditions proposed. These restrictions have several exceptions, such as issuances of options to employees and directors, strategic transactions and acquisitions and bona fide public offerings with proceeds exceeding $20 million in gross proceeds. However, the restrictions may make it extremely difficult to raise additional equity capital during the 90 day and 180 day periods. We may need to raise such additional capital, and if we are unable to do so, we may have little or no working capital for our business, and the market price of our stock may decline.

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

        As discussed elsewhere in this Report on Form 10-Q, we have developed our headquarters in Irvine, California and we expect to spend a total of approximately $16.6 million to complete the facility. The Company is seeking long-term mortgage financing for all or some of the facility cost during the next fiscal year. The Company has not "locked" in a commitment, and may therefore find such financing to be much more expensive as a result. Since July 31, 2000, we have entered into a line of credit and term loan agreements pursuant to which amounts outstanding bear interest at the lender's prime rate plus .50%. Accordingly, since we anticipate that we will be borrowing funds under such agreements, we expect that we will experience interest rate risk on our debt.

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

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, County of Orange, State of California, on the 27th of March, 2001.

                                             PROCOM TECHNOLOGY, INC.


                                             By: /s/ Alex Razmjoo
                                                 -------------------------------
                                                     Alex Razmjoo
                                                     Chairman, President and
                                                     Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report on Form 10-Q/A has been signed below by the following persons in the capacities and on the dates indicated.


          SIGNATURE                           TITLE                          DATE
          ---------                           -----                          ----
    /s/ Alex Razmjoo                Chairman of the Board, President         March 27, 2001
----------------------------------- and Chief Executive Officer
          Alex Razmjoo              (Principal Executive Officer)


   /s/ Alex Aydin                   Director and Executive Vice              March 27, 2001
----------------------------------- President, Finance and
          Alex Aydin                Administration (Principal Financial
                                    and Accounting Officer)

                              EXHIBITS TO FORM 10-Q


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

    10.1 Form of Indemnity Agreement between the Company and each of its executive officers and directors (incorporated by reference to Exhibit 3.2 in the Form S-1A filed November 14, 1996)

    10.2       Form of Amended and Restated Procom Technology, Inc. 1995 Stock
               Option Plan (incorporated by reference to Exhibit 10.2 in the Form S-1A filed November 14, 1996)

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

    27.1       Financial Data Schedule