Form 10-Q
period 2001-04-30
PROCOM TECHNOLOGY INC
filed 2001-06-14
CIK 1025711

                       Securities and Exchange Commission
                              Washington, DC 20549

                               REPORT ON FORM 10-Q

     (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended APRIL 30, 2001

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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        The number of shares of Common Stock, $.01 par value, outstanding on June 8, 2001 was 15,953,955.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                    PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                               APRIL 30,         JULY 31,
                                                                 2001               2000
                                                             ------------       ------------
ASSETS

Current assets:
  Cash ................................................      $    185,000       $  1,450,000
  Short-term marketable securities, held to maturity ..         7,500,000         14,065,000
  Accounts receivable, less allowance for doubtful
    accounts and sales returns of $3,160,000
    and $2,752,000, respectively ......................        13,548,000          6,699,000
  Inventories, net ....................................         9,788,000          8,430,000
  Income tax receivable ...............................            26,000          2,699,000
  Deferred income taxes ...............................         2,143,000          1,833,000
  Prepaid expenses ....................................         1,661,000            372,000
  Other current assets ................................           367,000            296,000
                                                             ------------       ------------
      Total current assets ............................        35,218,000         35,844,000
Property and equipment, net ...........................        17,204,000         16,034,000
Other assets ..........................................         2,375,000            918,000
                                                             ------------       ------------
      Total assets ....................................      $ 54,797,000       $ 52,796,000
                                                             ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Lines of credit .....................................      $  4,590,000       $    610,000
  Loan payable ........................................                --         10,750,000
  Flooring line obligation ............................         1,147,000          1,511,000
  Accounts payable ....................................         5,871,000          8,888,000
  Accrued expenses and other current liabilities ......         2,538,000          1,837,000
  Accrued compensation ................................           972,000          1,213,000
  Deferred service revenues ...........................           373,000            431,000
  Income taxes payable ................................           115,000                 --
  Convertible debenture ...............................        14,533,000                 --
                                                             ------------       ------------
      Total current liabilities .......................        30,139,000         25,240,000

Commitments and contingencies

Shareholders' equity:
  Preferred stock, no par value; 10,000,000 shares
    authorized, no shares issued and outstanding ......                --                 --
  Common stock, $.01 par value; 65,000,000 shares
    authorized, 12,143,805 and 11,531,357 shares
    issued and outstanding, respectively ..............           121,000            115,000
  Additional paid-in capital ..........................        26,847,000         19,685,000
  Retained earnings (accumulated deficit) .............        (1,992,000)         8,007,000
  Accumulated other comprehensive loss ................          (318,000)          (251,000)
                                                             ------------       ------------
      Total shareholders' equity ......................        24,658,000         27,556,000
                                                             ------------       ------------
Total liabilities and shareholders' equity ............      $ 54,797,000       $ 52,796,000
                                                             ============       ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                  -------------------------------       -------------------------------
                                                   APRIL 30,           APRIL 30,          APRIL 30,          APRIL 30,
                                                      2001               2000               2001               2000
                                                  ------------       ------------       ------------       ------------
Net sales                                         $  8,002,000       $ 13,811,000       $ 32,988,000       $ 49,047,000
Cost of sales                                        4,829,000         10,478,000         20,319,000         36,667,000
                                                  ------------       ------------       ------------       ------------
    Gross profit                                     3,173,000          3,333,000         12,669,000         12,380,000

Selling, general and administrative expenses         4,385,000          5,145,000         13,352,000         17,405,000

Research and development expenses                    1,472,000          1,819,000          4,925,000          5,207,000
Acquired research and development expenses                 ---                ---          4,262,000                ---
                                                  ------------       ------------       ------------       ------------
    Operating loss                                  (2,684,000)        (3,631,000)        (9,870,000)       (10,232,000)

Interest income                                        139,000            246,000            597,000            811,000
Interest expense                                      (434,000)               ---         (1,005,000)            (6,000)
                                                  ------------       ------------       ------------       ------------
  Loss before income taxes                          (2,979,000)        (3,385,000)       (10,278,000)        (9,427,000)

  Provision (benefit) for income taxes                  61,000           (904,000)          (279,000)        (2,689,000)
                                                  ------------       ------------       ------------       ------------

Net loss                                          $ (3,040,000)      $ (2,481,000)      $ (9,999,000)      $ (6,738,000)
                                                  ============       ============       ============       ============
Net loss per common share:
     Basic                                        $      (0.25)      $      (0.22)      $      (0.84)      $      (0.60)
                                                  ============       ============       ============       ============
     Diluted                                      $      (0.25)      $      (0.22)      $      (0.84)      $      (0.60)
                                                  ============       ============       ============       ============
Weighted average number of common shares:
     Basic                                          12,139,000         11,321,000         11,835,000         11,260,000
                                                  ============       ============       ============       ============
     Diluted                                        12,139,000         11,321,000         11,835,000         11,260,000
                                                  ============       ============       ============       ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                       RETAINED     ACC. OTHER
                                              COMMON STOCK             ADDITIONAL      EARNINGS    COMPREHENSIVE
                                         -------------------------      PAID IN        (ACCUM.        INCOME
                                           SHARES         AMOUNT        CAPITAL        DEFICIT)       (LOSS)         TOTAL
                                         ----------     ----------    -----------    ------------  -------------   ----------
BALANCE AT JULY 31, 1998                 11,178,742     $  112,000    $17,751,000    $18,866,000     $    3,000    $ 36,732,000

Comprehensive loss:
Net loss                                         --             --             --     (2,875,000)            --      (2,875,000)
Foreign currency translation adjustment          --             --             --             --        (18,000)        (18,000)
                                                                                                                   ------------
Comprehensive loss                                                                                                   (2,893,000)
Exercise of employee stock options           41,013             --        152,000             --             --         152,000
Issuance of stock to employees                5,531             --         39,000             --             --          39,000
Tax benefit from stock option exercises          --             --         71,000             --             --          71,000
Stock repurchases                           (77,845)        (1,000)      (400,000)            --             --        (401,000)
Acquisitions                                 79,600          1,000        585,000             --             --         586,000
                                         ----------     ----------    -----------    -----------     ----------    ------------
BALANCE AT JULY 31, 1999                 11,227,041        112,000     18,198,000     15,991,000        (15,000)     34,286,000

Comprehensive loss:
Net loss                                         --             --             --     (7,984,000)            --      (7,984,000)
Foreign currency translation adjustment          --             --             --             --       (236,000)       (236,000)
                                                                                                                   ------------
Comprehensive loss                                                                                                   (8,220,000)
Compensatory stock options                       --             --         62,000             --             --          62,000
Exercise of employee stock options          278,587          3,000      1,112,000             --             --       1,115,000
Issuance of stock to employees               25,729             --        313,000             --             --         313,000
                                         ----------     ----------    -----------    -----------     ----------    ------------
BALANCE AT JULY 31, 2000                 11,531,357        115,000     19,685,000      8,007,000       (251,000)     27,556,000

Comprehensive loss:
Net loss                                         --             --             --     (9,999,000)            --      (9,999,000)
Foreign currency translation adjustment          --             --             --             --        (67,000)        (67,000)
                                                                                                                   ------------
Comprehensive loss                                                                                                  (10,066,000)
Acquisition of Scofima                      480,000          5,000      5,755,000             --             --       5,760,000
Compensatory stock options                       --             --         30,000             --             --          30,000
Exercise of employee stock options          119,351          1,000        670,000             --             --         671,000
Issuance of stock to employees               13,097             --        145,000             --             --         145,000
Issuance of stock warrant to investor            --             --        562,000             --             --         562,000
                                         ----------     ----------    -----------    -----------     ----------    ------------
BALANCE AT APRIL 30, 2001                12,143,805     $  121,000    $26,847,000    $(1,992,000)    $ (318,000)   $ 24,658,000
                                         ==========     ==========    ===========    ===========     ==========    ============
(UNAUDITED)

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               NINE MONTHS ENDED APRIL 30,
                                                             -------------------------------
                                                                 2001               2000
                                                             ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..............................................      $ (9,999,000)      $ (6,738,000)
Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization, including
      amortization of debt issuance costs .............         1,109,000            667,000
    Compensatory stock options ........................            30,000                 --
    Acquired research and development .................         4,262,000                 --
    Changes in assets and liabilities,
       net of effects of acquisitions:
      Accounts receivable .............................        (6,838,000)         3,581,000
      Inventories .....................................        (1,358,000)           365,000
      Income tax receivable ...........................         2,673,000                 --
      Deferred income taxes ...........................          (310,000)           472,000
      Prepaid expenses ................................        (1,289,000)          (150,000)
      Other current assets ............................           (71,000)            42,000
      Other assets ....................................            64,000            (36,000)
      Accounts payable ................................        (3,125,000)        (1,499,000)
      Flooring line obligation ........................          (364,000)          (542,000)
      Accrued expenses and compensation ...............           460,000            (44,000)
      Deferred service revenues .......................           (58,000)          (357,000)
      Income taxes payable ............................           115,000            (18,000)
                                                             ------------       ------------
         Net cash used in operating activities ........       (14,699,000)        (4,257,000)
                                                             ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment ................        (1,860,000)        (3,572,000)
    Acquisitions, net of cash acquired ................          (250,000)                --
                                                             ------------       ------------
         Net cash used in investing activities ........        (2,110,000)        (3,572,000)
                                                             ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of convertible debt ......................        15,000,000                 --
    Repayment of loan .................................       (10,750,000)         1,000,000
    Net borrowings (repayments) on lines of credit ....         3,980,000           (184,000)
    Issuance of common stock ..........................           145,000            142,000
    Stock option exercises ............................           671,000            652,000
                                                             ------------       ------------
         Net cash provided by financing activities ....         9,046,000          1,610,000
      Effect of exchange rate changes .................           (67,000)          (241,000)
                                                             ------------       ------------
      Decrease in cash ................................        (7,830,000)        (6,460,000)
Cash and cash equivalents at beginning of period ......        15,515,000         22,433,000
                                                             ------------       ------------
Cash and cash equivalents at end of period ............      $  7,685,000       $ 15,973,000
                                                             ============       ============

Supplemental disclosures of cash flow information:
CASH  PAID (RECEIVED) DURING THE  PERIOD FOR:
    Interest ..........................................      $    235,000       $      6,000
    Income taxes ......................................      $ (2,759,000)      $ (3,179,000)

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
ACTIVITIES:
     Common stock warrant issued to convertible
      debenture investor ..............................      $    562,000       $         --

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

NOTE 2. INVENTORIES.

        Inventories are summarized as follows:

                    April 30, 2001     July 31, 2000
                    --------------     -------------
Raw materials        $  5,000,000      $  4,225,000
Work-in process           718,000           255,000
Finished goods          4,070,000         3,950,000
                     ------------      ------------
         Total       $  9,788,000      $  8,430,000
                     ============      ============

NOTE 3. NET LOSS PER SHARE.

       Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of shares of common stock outstanding and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of stock options and warrants. For the periods presented, basic and diluted net loss per share was based on the weighted average number of shares of common stock outstanding during the period. For the three months ended April 30, 2001 and 2000, respectively, the dilutive effect of options and warrants to purchase 640,427 and 1,309,551 shares of common stock, respectively, and for the nine months ended April 30, 2001 and 2000, respectively, the dilutive effect of options and warrants to purchase 1,000,871 and 1,146,746 shares of common stock, respectively, were not included in the computation of net loss per share as the effect would have been antidilutive.

NOTE 4. COMPREHENSIVE LOSS.

        For the nine months ended April 30, 2001 and 2000, the only differences between reported net loss and comprehensive loss were foreign currency translation adjustment losses of $67,000 and $241,000, respectively.

NOTE 5. BUSINESS SEGMENT INFORMATION.

        The Company operates in one industry segment: The design, manufacture and marketing of data storage devices. The Company has two major distinct product families: network attached storage products ("NAS Products") and other data storage and access products. Net sales of network attached storage (NAS) products represented approximately 72.5% and 35.4% of total product net sales for the three months ended April 30, 2001 and 2000, respectively, and 67.1% and 21.5% of total net sales for the nine months ended April 30, 2001 and 2000, respectively.

        International sales as a percentage of net sales amounted to 50.0% and 44.5% for the three months ended April 30, 2001 and 2000, respectively. International sales were primarily to European customers, and, secondarily, to Middle Eastern, Latin American and Pacific Rim customers. Identifiable assets used in connection with the Company's foreign operations were $7.3 million at April 30, 2001 and $7.6 million at July 31, 2000.

NOTE 6.  LINES OF CREDIT AND CONVERTIBLE DEBENTURE.

        On October 10, 2000, the Company entered into a term loan agreement and a three-year working capital line of credit with CIT Business Credit. A term loan of $4.0 million is due and payable upon the Company's finalization of a long-term mortgage on its corporate headquarters, or it will be repaid in 12 monthly installments commencing April 1, 2001, while an initial term loan of $1.0 million was due and payable in 90 days, and was repaid on November 1, 2000. The term loans bear interest at the lender's prime rate (8.0% at April 30, 2001), plus .5%, with increases if the loan is not reduced according to a fixed amortization. The working capital line of credit allows for the Company to borrow, on a revolving basis, for a period of three years, a specified percentage of its eligible accounts receivable and inventories (approximately $2.8 million at April 30, 2001), up to a limit of $5.0 million. Amounts outstanding under the working capital line bear interest at the lender's prime rate plus .25%. At April 30, 2001, $4.3 million was outstanding under the various credit arrangements. The lender charged approximately $130,000 for the credit facilities, which is being amortized as interest expense over the term of the loan. The lines accrue various monthly maintenance, minimum usage and early termination fees. The lines require certain financial and other covenants, including the maintenance of a minimum EBITDA requirement for each fiscal quarter beginning in the quarter ending January 31, 2001. The Company was in compliance with all covenants of the lines at April 30, 2001. The combined lines of credit are collateralized by all of the assets of the Company. In May 2001, the Company reduced the amounts outstanding under the various credit arrangements by $4.3 million.

        In addition to the two lines noted above, the Company replaced the Finova flooring line of credit with a flooring line with IBM Credit who has committed to make $2.5 million in flooring inventory commitments available to the Company. The flooring line is collateralized by the specific inventory purchased pursuant to the flooring commitments, and the two lenders have entered into an intercreditor agreement which determines the level of priority of either lender's security interest. The flooring line requires the maintenance by the Company of a minimum net worth of $16.0 million. The Company was in compliance with the terms of the flooring line at April 30, 2001.

        On October 31, 2000, the Company issued a $15.0 million convertible unsecured debenture to a private investor. The debenture bears interest at 6.0% per annum, and is repayable in full on October 31, 2003, unless otherwise converted into the common stock of the Company. The debenture is convertible into the common stock of the Company at the investor's option at an initial conversion price of $22.79 per share, subject to antidilution adjustments, and at the Company's option, if the common stock of the Company trades at more than 135% of the conversion then in effect for at least 20 consecutive trading days. The conversion price under the debenture automatically re-sets periodically. During these re-set periods, the conversion price will, for five consecutive trading days, adjust to 90% of the average closing price of the Company's stock during the 10 trading days preceding each re-set period if this amount is less than the conversion price that would otherwise apply. The first re-set period began on May 15,2001 and ended May 21, 2001. The next re-set period begins on October 31, 2001 and additional re-set periods will occur every six months thereafter. During the first re-set period the investor elected to convert $5.0 million of the debenture at a re-set conversion price of approximately $9.71 per share. The Company elected to pay the investor in cash the $5.0 million principal amount of the debenture that the investor elected to convert during the first re-set period. Up to an additional $5.0 million of the debentures, plus any unpaid interest on that amount, may be converted at the re-set conversion price beginning on October 31, 2001, and any remaining portion of the debenture, plus any unpaid interest, may be converted at the re-set conversion price during any subsequent re-set period. The Company has the right to pay the investor in cash the principal amount of any portion of the debenture the investor elects to convert during a re-set period. If the Company were to issue shares at 90% of the trading price of its common stock upon conversion of the debenture during a re-set period, the Company would incur a charge to its income statement, which could be significant, based on the difference between the issuance price of the Company's common stock and the value of the common stock at October 31, 2000. In connection with the issuance of the debenture, the Company issued to the investor a 5-year warrant to purchase up to 32,916 shares of its common stock at an initial exercise price of $32.55 per share, with the number of shares for which the warrant is exercisable and the exercise price subject to antidilution adjustments. The Company has valued the warrant using a Black-Scholes model, with the following assumptions: Expected life -- 5 years, Risk free interest rate -- 6%, and Volatility, 1.20. These factors yield a value of $562,000, which will be amortized over the life of the debt, or if conversion of the debenture occurs, the Company will reclassify the remaining value to interest expense.

        The principal amount of the debenture is classified as a current liability, net of the remaining unamortized warrant value. At April 30, 2001, the debenture amount repayable was $15,000,000 and the unamortized warrant value was $467,000, for a net debenture value of $14,533,000 on the balance sheet. In addition to the warrant cost, costs of approximately $700,000 were incurred in the debt transactions noted above, and the amounts will be classified as prepaid expenses, and amortized as interest expense over the life of the debt instruments.

        Subsequent to April 30, 2001, the Company completed the sale of 3,800,000 shares of its common stock raising gross proceeds of approximately $34.2 million. The Company will set aside $10.0 million of the offering proceeds in a separate account to pay in the future any remaining indebtedness under the debenture. As a result of this offering, the conversion price of the Company's outstanding debenture was adjusted pursuant to a weighted average adjustment under the terms of the debenture. The adjusted conversion price is $19.57.

NOTE 7.  ACQUISITION

        On December 28, 2000, the Company acquired all of the issued and outstanding capital stock of Scofima Software S.r.l., a company organized under the laws of Italy ("Scofima"), in exchange for 480,000 shares of the Company's common stock. Pursuant to its agreement with the former shareholders of Scofima, the Company registered for resale by those shareholders the shares issued to them in the acquisition. Scofima had an option to acquire a software system designed as a caching and content distribution solution. Immediately prior to the Company's acquisition of Scofima, Scofima exercised its option, and acquired the software system. The purpose of the software is to provide functionalities that are necessary for the content delivery market of the internet. The software had been in development for approximately 2-3 years, involving 5 programmers and system developers. The software was not complete at the date of acquisition, and has yet to be determined to be technologically feasible. The Company is currently completing the software, but final release is not expected for several months. The Company issued 480,000 shares valued at $12 per share and incurred approximately $250,000 in acquisition costs in exchange for the outstanding shares of Scofima. Scofima had net assets of approximately $500,000 at the date of acquisition. The transaction was accounted for as a purchase of assets. The Company has employed an appraiser to identify the values of the assets acquired, including, among other assets, certain in-process research and development costs. The amount of purchase price allocated to in-process research and development was determined by estimating the stage of development of the software, estimating future cash flows from projected revenues, and discounting those cash flows to present value. The discount rate applied was 25%. The incremental product sales resulting from the products incorporating the software are estimated to be $44 million over the initial four years of sales with sales growing from approximately $1.5 million in the initial year to $13.4 million in the fourth year. The appraiser concluded, and the Company has determined that approximately $4.3 million of the purchase price was related to the Company's research and development efforts that had not attained technological feasibility and for which no future alternative use was expected. The Company has expensed the value of the research and development as of the date of the acquisition of Scofima and capitalized the fair value of the other assets acquired as determined and allocated by the appraiser, including the value of the assembled workforce of approximately $0.2 million and developer relationships valued at $0.1 million which will be amortized over 4 years, with the remainder of $1.4 million assigned to goodwill, which will amortized over 4 years. The following is a summary of the net fair value of the assets acquired, the liabilities assumed, and the total consideration paid for Scofima:


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

        In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," as amended, which for the Company is effective no later than the fourth quarter of fiscal 2001. SAB No. 101 summarizes certain of the SEC staff's views regarding the appropriate recognition of revenue in financial statements. Adoption of SAB No. 101 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Procom develops, manufacturers and markets network attached storage
(NAS) appliances and other storage devices for a wide range of computer networks and operating systems. Our NAS appliances, which consist of our DataFORCE and NetFORCE product lines, provide end-users with faster access to data at lower overall cost than other storage alternatives. We refer to these products collectively as our NAS appliances. In addition, we sell disk drive storage upgrade systems, CD/DVD-ROM servers and arrays and tape backup products, which we refer to collectively as our non-NAS products. In the last two years, we have significantly increased our focus on the development and sale of NAS appliances. We continue to develop more advanced NAS appliances and expect this business to be our principal business in the future. We are currently analyzing the market demands and opportunities for all of our non-NAS products, and hope to transition users of these products to our growing line of more complex, generally higher margin NAS solutions.

        In December 1999, we executed an agreement with Hewlett-Packard, under which we supply a customized version of our mid-range NAS appliance hardware and software for Hewlett-Packard for resale. Under the agreement, which has a five-year term, and which has no minimum quantity commitments, we expect that Hewlett-Packard will market and support the NAS appliances through their distribution channels. We commenced shipments under the agreement in limited quantities in April 2000. In early February 2001, Hewlett-Packard notified us that they do not anticipate they will purchase additional NAS products from us in the future. While neither they nor we have formally terminated the agreement, we do not anticipate that future sales to Hewlett-Packard will be significant.

        Changing Business Mix. In recent periods, we have experienced significantly reduced demand, revenues and gross margins for our non-NAS products, and we have discontinued some non-NAS products. The demand for our CD servers and arrays has declined, and we have experienced increased pricing pressures on our disk drive storage upgrade systems, resulting in lower overall revenues and gross profits. Our gross margins vary significantly by product line, and, therefore, our overall gross margin varies with the mix of products we sell. For example, our sales of CD servers and arrays have historically generated higher gross margins than those of our tape back-up and disk drive products. Because recently we have sold, and expect to continue to sell, fewer CD server and arrays, we expect our overall gross margins to be negatively affected. In recent quarters, sales of our higher margin NAS appliances have increased as a percentage of total sales, which has offset the impact of the decline in sales of servers and arrays and resulted in higher overall gross margins. No assurance can be given that overall gross margins will not decline in future periods.

        In recent periods, we have experienced significant declines in net sales and gross profit, and we have incurred operating losses. We expect to incur operating losses through at least the fourth quarter of fiscal 2001. See "Risk Factors -- We may not be able to achieve of sustain profitability, and our failure to do so could require us to seek additional financing, which may not be available to us on favorable or any terms."

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

        In addition, under a product evaluation program established by us, our indirect channel partners and end users generally are able to purchase appliances on a trial basis and return the appliances within a specified period, generally 30-60 days, if they are not satisfied. The period may be extended if the customer needs additional time to evaluate the product within the customer's particular operating environment. The values of evaluation units at customer sites on financial reporting dates are included in inventory as finished goods. At April 30, 2001 and July 31, 2000, inventory related to evaluation units was approximately $2.3 million and $1.5 million, respectively.

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

        Selling, General and Administrative Expenses. These expenses include costs directly associated with the selling process such as salaries and commissions of sales personnel, marketing, direct and cooperative advertising and travel expenses. General and administrative expenses include our general corporate expenses, such as salaries and benefits, rent, utilities, bad debt expense, legal and other professional fees and expenses, depreciation, and amortization of goodwill. Amortization of goodwill is expected to approximate $120,000 per quarter. These costs are expensed as incurred.

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

The following table sets forth consolidated statement of operations data as a percentage of net sales for each of the periods indicated:



                                                      Three Months Ended                Nine Months Ended
                                                  --------------------------        --------------------------
                                                  April 30,        April 30,        April 30,        April 30,
                                                    2001              2000            2001             2000
                                                  ---------        ---------        ---------        ---------
                                                 (unaudited)      (unaudited)      (unaudited)      (unaudited)
Net sales                                             100.0%           100.0%           100.0%           100.0%

Cost of sales                                          60.3             75.9             61.6             74.8
                                                  ---------        ---------        ---------        ---------
Gross profit                                           39.7             24.1             38.4             25.2
Selling, general and administrative expenses           54.8             37.2             40.5             35.5

Research and development expenses                      18.4             13.2             14.9             10.6

Acquired research and development expenses               --               --             12.9               --
                                                  ---------        ---------        ---------        ---------
Operating loss                                        (33.5)           (26.3)           (29.9)           (20.9)

Interest income and (expense), net                     (3.7)             1.8             (1.2)             1.7
                                                  ---------        ---------        ---------        ---------
  Loss before income taxes                            (37.2)           (24.5)           (31.1)           (19.2)
Provision (benefit) for income taxes                     .8             (6.5)             (.8)            (5.5)
                                                  ---------        ---------        ---------        ---------
  Net loss                                            (38.0%)          (18.0%)          (30.3%)          (13.7%)
                                                  =========        =========        =========        =========


COMPARISON OF THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 2001 AND 2000

        Net Sales. Net sales decreased by 42.1% to $8.0 million for the three months ended April 30, 2001, from $13.8 million for the three months ended April 30, 2000. This decrease resulted from a significant decrease in unit sales of CD servers and arrays and disk drive storage upgrade systems, combined with the effect of significant price erosion of the average selling price of these products. In addition, sales were reduced due to lower sales of non-NAS products by our German subsidiary. Net sales for the nine months ended April 30, 2001 decreased 32.7% from sales for the same period in fiscal 2000. This decline was caused by the same factors noted above, as well as our relocation to our new corporate headquarters during the first three months of fiscal 2001, which we believe caused us to lose sales during that period. We expect to see continued weakness in the demand for our disk drive storage upgrade systems and CD servers and arrays and non-NAS product sales throughout fiscal 2001, and we may accelerate the discontinuance of our non-NAS products.

        Net sales related to our disk based NAS appliances increased 18.4% to $5.8 million for the three months ended April 30, 2001, from $4.9 million for the three months ended April 30, 2000. This increase was primarily the result of increased unit sales of our NetFORCE NAS appliances, offset by decreased sales of our DataFORCE appliances. Net sales related to our disk based NAS appliances increased to $22.1 million for the nine months ended April 30, 2001, from $10.6 million for the nine months ended April 30, 2000.

        International sales were $4.0 million, or 50.0% of our net sales for the three months ended April 30, 2001, compared to $6.2 million, or 44.5% of our net sales in the comparable period of fiscal 2000. The decrease in international sales in absolute dollars is due primarily to reduced sales of non-NAS products by our German subsidiary, while the increase as a percentage of our net sales was due primarily to sales of our NAS products to customers in Europe and Asia. International sales were $19.0 million, about 57.7% of our net sales for the nine months ended April 30, 2001, compared to $21.6 million, or 44.1% of our net sales in the nine months ended April 30, 2000. The decrease in international sales in absolute dollars is due primarily to reduced sales of non-NAS products by our German subsidiary. The increase as a percentage of our net sales was due primarily to sales of our NAS products to customers in Europe and Asia, including sales of approximately $5.2 million to a European storage service provider, other sales of NAS appliances by our German and Swiss subsidiaries, and reduced U.S. sales of our CD servers and arrays. There can be no assurance that our revenues of our NAS products will continue to increase in any particular quarter or period, or that any specific customers will continue to purchase our products in such period.

        Gross Profit. Gross profit decreased to $3.2 million, for the three months ended April 30, 2001, from $3.3 million for the three months ended April 30, 2000. Gross margin increased to 39.7% of net sales for the three months ended April 30, 2001, from 24.1% of net sales for the comparable period of fiscal 2000. Gross margin increased from 25.2% for the nine months ended April 30, 2000 to 38.4% for the first nine months of fiscal 2001. The increase in gross margin for both periods was primarily the result of the higher percentage of NAS revenues, offset to a lesser extent by a reduction in sales of CD servers and arrays, which have historically experienced higher margins. In addition, we realized reduced margins on lower sales of disk drive upgrade systems due to competition and price erosion in the disk drive upgrade industry. We expect that gross margins may be impacted by continuing reductions in sales of some of our higher margin non-NAS product lines, such as CD servers and arrays, until sales of our NAS appliances significantly increase both in absolute dollars and as a percentage of our total sales.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $4.4 million in the three months ended April 30, 2001, from $5.1 million in the three months ended April 30, 2000, and increased as a percentage of net sales to 54.8% from 37.2%. Selling, general and administrative expenses decreased to $13.4 million in the first nine months of fiscal 2001, from $17.4 million in the same period of fiscal 2000. The dollar decrease in selling, general and administrative expenses was primarily the result of reduced sales and administrative salaries and commissions, reduced cooperative advertising costs and reduced expenses of our German subsidiary. In addition, we incurred reduced advertising, marketing and travel costs, offset somewhat by increased legal fees and increases in the cost of personnel necessary to support our NAS sales and marketing efforts. During the three months ended April 30, 2001, we continued to identify and eliminate certain positions and functions not related to our core NAS activities. As a result, we experienced some reductions in selling, general and administrative expenses in the past quarter. However, we expect overall selling, general and administrative expenses to increase in future periods as we plan to substantially increase spending on efforts to market our NAS appliances and we expect increased facilities costs, such as utilities, taxes and maintenance, as we utilize our recently completed corporate headquarters.

        Research and Development Expenses. Research and development expenses decreased slightly from $1.8 million, or 13.2% of net sales in the third quarter of fiscal 2000 to $1.5 million, or 18.4% of net sales, for the three months ended April 30, 2001. The decrease in the third quarter of fiscal 2001 is due primarily to reduced tools, evaluation units, test supplies and expenses for outside programmers. Research and development expenses decreased from $5.2 million, or 10.6% of net sales, in the nine months ended April 30, 2000 to $4.9 million, or 14.9% of net sales, for the comparable period of fiscal 2001. This decrease was due primarily to reduced costs for evaluation units and test supplies offset slightly by increases in compensation expense for additional NAS software programmers and hardware developers. We anticipate that our research and development expenses will increase, both in absolute dollars and as a percentage of net sales, with the expected addition of dedicated NAS engineering resources.

        Acquired Research and Development Expenses. As discussed above in Note 7 to the Condensed Consolidated Financial Statements, in December 2000 we acquired the outstanding shares of Scofima, an Italian company engaged in software development. We employed an appraiser to value the assets of Scofima, and the appraiser assigned a value of approximately $4.3 million to in-process research and development relating to software being developed by Scofima which has not yet reached technological feasibility, and for which no alternative future use is available. We incurred this charge in the second quarter of fiscal 2001.

        Interest Income (Expense). Interest income decreased 43.5% to $139,000 for the three months ended April 30, 2001, from $246,000 for the three months ended April 30, 2000. We historically have invested the majority of our available cash in investment-grade commercial paper with maturities of less than 90 days. As a result of a decrease in our investable cash position, interest income decreased in fiscal 2001. During the first quarter of fiscal 2001, our new corporate headquarters was placed into service, and we began to incur interest expense on the amount we have financed for our building. Previously, interest expense had been capitalized as part of the developmental cost of our headquarters. In addition, on October 31, 2000, we issued a $15.0 million 6% convertible debenture, and interest expense in future periods will include interest charges on the amount outstanding under the debenture agreement. Interest expense of $434,000 and $1,005,000 was incurred in the three and nine months ended April 30, 2001, respectively, as we borrowed under the convertible debenture, utilized our CIT term loan and expensed a pro-rata share of prepaid loan costs.

        Benefit for Income Taxes. Our effective tax provision rate for the three months ended April 30, 2001 was (2.0%), compared to an effective tax benefit rate of 26.7% for the same period in fiscal 2000. The fiscal 2001 provision is necessary due to a provision for earnings of our Italian and Swiss subsidiaries, while we have taken no current benefit for our U.S. and German losses. The corresponding fiscal 2000 effective tax rate reflects the statutory rates and unusable foreign losses, partially offset by research and development tax credits. The net deferred tax asset recorded on the balance sheet as of April 30, 2001 is based on the expectation that we will more likely than not have future taxable income against which we may apply certain tax attributes, including our net operating loss deduction. We have considered other tax planning strategies that if implemented would enable us to recover a portion of the value of our deferred tax asset. We believe we can return to profitability, and that it is more likely than not that future profitability will be sufficient to recover the value of our net deferred tax asset at April 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

        As of April 30, 2001, we had cash and short-term marketable securities totaling $7.7 million.

        Net cash used in operating activities was $14.7 million in the nine months ended April 30, 2001 compared to $4.3 million in the nine months of fiscal 2000. Net cash used in operating activities relates primarily to our net loss, and increases in our accounts receivable as we granted extended terms to our foreign customers. In addition, our inventories increased, including an increase of approximately $0.8 million in evaluation inventory, and accounts payable decreased, as we paid off nearly all of the costs of our corporate headquarters, which was completed in September 2000, and we utilized our IBM Credit flooring line, which requires payments at certain required dates. These uses of cash were offset by a reduction of approximately $2.7 million in our income tax refund receivable, which we received in the first nine months of fiscal 2001.

        Net cash used in investing activities was $2.1 million in the nine months ended April 30, 2001, while net cash used in investing activities was $3.6 million in the comparable period of fiscal 2000. Net cash used in investing activities in the first nine months of fiscal 2001 was the result of purchases of $1.5 million to complete our corporate headquarters and $0.4 million of other property and equipment. Net cash used in investing activities in the first nine months of fiscal 2000 resulted from the purchase of $3.6 million of property and equipment, primarily costs to complete our corporate headquarters.

        Net cash provided by financing activities was $9.0 million in the nine months ended April 30, 2001, and $1.6 million in the comparable period of fiscal 2000. Net cash provided by financing activities in the first nine months of fiscal 2001 resulted primarily from the issuance of a $15.0 million convertible debenture, the closing and funding of a term loan/line of credit agreement with CIT Business Credit (see below) and approximately $0.8 million in stock option exercises and employee stock purchases, reduced by the repayment of approximately $10.8 million in loans previously secured by the Company's commercial paper portfolio.

        On July 31, 2000, we had established a revolving line of credit with Finova Capital Corporation. The line had been based on a percentage of our eligible accounts receivable and inventory, up to a maximum of $10,000,000. We paid off all amounts outstanding under the Finova flooring line in early October 2000.

        On October 10, 2000, we entered into a term loan agreement and a three-year working capital line of credit with CIT Business Credit. A term loan of $4.0 million is due and payable upon our finalization of a long-term mortgage of our corporate headquarters, or it will be repaid in 12 monthly installments commencing April 1, 2001. An initial term loan of $1.0 million, which was due and payable in 90 days, was repaid on November 1, 2000. The term loans bear interest at the lender's prime rate (8.0% at April 30, 2001), plus .5%, with increases if the loan is not reduced according to a fixed amortization. The working capital line of credit allows for us to borrow, on a revolving basis, for a period of three years, a specified percentage of its eligible accounts receivable and inventories (approximately $2.8 million at April 30, 2001), up to a limit of $5.0 million. Amounts outstanding under the working capital line bear interest at the lender's prime rate plus .25%. At April 30, 2001, $4.3 million was outstanding under the various credit arrangements. The lender charged approximately $130,000 for the credit facilities, which is being amortized as interest expense over the term of the loan. The lines accrue various monthly maintenance, minimum usage and early termination fees. The lines require certain financial and other covenants, including the maintenance of a minimum EBITDA requirement for each fiscal quarter beginning in the quarter ending January 31, 2001. We were in compliance with all covenants of the lines at April 30, 2001. The combined lines of credit are collateralized by all the assets of the Company. In May 2001, the Company paid down the $4.3 million outstanding under the various credit arrangements.

        In addition to the two lines noted above, we replaced the Finova flooring line of credit with a flooring line with IBM Credit who has committed to make $2.5 million in flooring inventory commitments available to us. The flooring line is collateralized by the specific inventory purchased pursuant to the flooring commitments, and the two lenders have entered into an intercreditor agreement which determines the level of priority of either lender's security interest. The flooring line requires the maintenance of a minimum net worth of $16.0 million. The Company was in compliance with the terms of the flooring line at April 30, 2001.

        On October 31, 2000, we issued a $15.0 million convertible unsecured debenture to a private investor. The debenture bears interest at 6.0% per annum, and is repayable in full on October 31, 2003, unless otherwise converted into our common stock. The debenture is convertible into our common stock at the investor's option at an initial conversion price of $22.79 per share, subject to antidilution adjustments and at our option if our common stock trades at more than 135% of the conversion price then in effect for at least 20 consecutive trading days. The conversion price under the debenture automatically re-sets periodically. During these re-set periods, the conversion price will, for five consecutive trading days, adjust to 90% of the average closing price of our stock during the 10 trading days preceding each re-set period if this amount is less than the conversion price that would otherwise apply. The first re-set period began on May 15,2001 and ended May 21, 2001. The next re-set period begins on October 31, 2001 and additional re-set periods will occur every six months thereafter. During the first re-set period the investor elected to convert $5.0 million of the debenture at a re-set conversion price of approximately $9.71 per share. We elected to pay the investor in cash the $5.0 million principal amount of the debenture that the investor elected to convert during the first re-set period. Up to an additional $5.0 million of the debenture, plus any unpaid interest on that amount, may be converted at the re-set conversion price beginning on October 31,2001, and any remaining portion of the debenture, plus any unpaid interest, may be converted at the re-set conversion price during any subsequent re-set period. We have the right to pay the investor in cash the principal amount of any portion of the debenture the investor elects to convert during a re-set period. If we were to issue shares at 90% of the trading price of our common stock upon conversion of the debenture during a re-set conversion period, we would incur a charge to our income statement, which could be significant, based on the difference between the issuance price of our common stock and the value of the common stock at October 31, 2000. In connection with the issuance of the debenture, we issued to the investor a 5-year warrant to purchase up to 32,916 shares of our common stock at an initial exercise price of $32.55 per share, with the number of shares for which the warrant is exercisable and the exercise price subject to antidilution adjustments. We have has valued the warrant using a Black-Scholes model, with the following assumptions: Expected life -- 5 years, Risk free interest rate -- 6%, and Volatility, 1.20. These factors yield a value of $562,000, which will be amortized over the life of the debt, or if conversion of the debenture occurs, we will reclassify the remaining value to interest expense.

        The principal amount of the debentures is classified as a current liability, net of the remaining unamortized warrant value. At April 30, 2001, the debenture amount repayable was $15,000,000 and the unamortized warrant value was $467,000, for a net debenture value of $14,533,000 on the balance sheet. In addition to the warrant cost, costs of approximately $700,000 were incurred in the debt transactions noted above, and the amounts will be classified as prepaid expenses, and amortized as interest expense over the life of the debt instruments.

        In addition to the lines of credit, our foreign subsidiaries in Germany, Italy and Switzerland have lines of credit with banks in their respective countries that are utilized primarily for overdraft and short-term cash needs. At April 30, 2001, approximately $325,000 was outstanding under these lines.

        In March 1999, we purchased an 8.3 acre parcel of land for $7.3 million in Irvine, California, for development as our corporate headquarters facility. Construction commenced in late 1999 and was completed in September 2000. The cost of the land together with the cost of constructing the facility, including capitalized interest and other carrying costs, is approximately $15.9 million, including $0.7 million in capitalized interest costs. In addition, we may need to spend approximately $0.8 million to build out the remaining portion of the building if we sublease it. We have attempted to lease 47,000 square feet of the building and we are currently considering a variety of other financing options.

        On September 14, 1998, our board of directors approved an open market stock repurchase program. We were authorized to effect repurchases of up to $2.0 million in shares of our common stock. We have repurchased a total of 77,845 shares at an average cost of $5.15 per share. No repurchases were made in the nine months ended April 30, 2001, and we do not intend to make additional repurchases. In September 2000, our Board terminated the repurchase program.

        As is customary in the computer reseller industry, we are contingently liable at April 30, 2001 under the terms of repurchase agreements with several financial institutions providing inventory financing for dealers of our appliances. Under these agreements, dealers purchase our appliances, and the financial institutions agree to pay us for those purchases, less a pre-set financing charge, within an agreed payment term. Two of these institutions, Finova and IBM Credit Corporation, have also provided us with vendor inventory financing. The contingent liability under these agreements approximates the amount financed, reduced by the resale value of any appliances that may be repurchased, and the risk of loss is spread over several dealers and financial institutions. At July 31, 2000, and April 30, 2001, we were contingently liable for purchases made under these agreements of approximately $560,000 and $192,000, respectively. During the three years ended July 31, 2000, and through the nine months ended April 30, 2001, we were not required to repurchase any previously sold inventory pursuant to the flooring agreements.

        At April 30, 2001, we had recorded a net deferred tax asset of approximately $2.1 million, comprised of gross deferred tax assets of approximately $4.8 million, less a valuation allowance of approximately $2.7 million. The realization of the benefit of the net deferred tax asset will be dependent on our returning to profitability, thereby allowing us to utilize our net operating loss carryforward and other tax attributes, such as the difference between the book and tax basis of our reserves or depreciation against future taxable income. We believe that our current losses are primarily the result of our determination to transition from our CD-Tower and disk drive upgrade subsystems product lines (driven in part by reducing demand for those products) to more complex network attached storage products, which have required significant research and development and a longer market acceptance period. We have considered other tax planning strategies that, if implemented, would enable us to recover the value of our deferred tax asset. We believe we can return to profitability, and that it is more likely than not that future profitability will be sufficient to recover the value of our net deferred tax asset at April 30, 2001.

        On December 28, 2000, we acquired all of the issued and outstanding capital stock of Scofima Software S.r.l., a company organized under the laws of Italy ("Scofima"), in exchange for 480,000 shares of our common stock. Under our agreement with the former shareholders of Scofima, we registered for resale by those shareholders the shares issued to them in the acquisition. Scofima had an option to acquire a software system designed as a caching and content distribution solution. Immediately prior to our acquisition of Scofima, Scofima exercised its option, and acquired the software system. The purpose of the software is to provide functionalities that are necessary for the content delivery market of the internet. The software had been in development for approximately 2-3 years, involving 5 programmers and system developers. The software was not complete at the date of acquisition, and has yet to be determined to be technologically feasible. We are currently completing the software, but final release is not expected for several months. We issued 480,000 shares valued at $12 per share and incurred approximately $250,000 in acquisition costs in exchange for the outstanding shares of Scofima. Scofima had net assets of approximately $500,000 at the date of acquisition. The transaction was accounted for as a purchase of assets. We have employed an appraiser to identify the values of the assets acquired, including, among other assets, certain in process research and development costs. The amount of purchase price allocated to in-process research and development was determined by estimating the stage of development of the software, estimating future cash flows from projected revenues, and discounting those cash flows to present value. The discount rate applied was 25%. The incremental product sales resulting from the products incorporating the software are estimated to be $44 million over the initial four years of sales with sales growing from approximately $1.5 million in the initial year to $13.4 million in the fourth year. The appraiser concluded, and we have determined that approximately $4.3 million of the purchase price was related to our research and development efforts that had not attained technological feasibility and for which no future alternative use was expected. We have expensed the value of the research and development as of the date of the acquisition of Scofima and capitalized the fair value of the other assets acquired as determined and allocated by the appraiser, including the value of the assembled workforce of approximately $0.2 million and developer relationships valued at $0.1 million which will be amortized over 4 years, with the remainder of $1.4 million assigned to goodwill, which will amortized over 4 years.

        We transact business in various foreign countries, but we only have significant assets deployed outside the United States in Germany, Italy and Switzerland. We have effected intercompany advances and sold goods to our German subsidiary as well as our subsidiaries in Italy and Switzerland denominated in U.S. dollars, and those amounts are subject to currency fluctuation, and require constant revaluation on our financial statements. While a significant reduction in valuation of various currencies such as the Euro (to which the value of the German mark and the Italian lira are pegged) and the Swiss franc could lead to lower sales as our products then become more expensive for foreign customers, we do not believe that the currency fluctuations have had a material impact on our liquidity. Our reported sales can be affected by changes in the currency rates in effect in any particular period. For example, in the quarter ended October 31, 2000, the Euro, and two currencies whose values are pegged to the Euro, declined in value significantly and was volatile throughout the nine months of fiscal 2001. As a result, we incurred a foreign currency loss of $160,000 in the quarter ended October 31, 2000, a foreign currency gain of $219,000 in the quarter ended January 31, 2001 and a foreign currency loss of $97,000 in the quarter ended April 30, 2001. Also, these foreign currency fluctuations can cause us to report more or less in sales by virtue of the translation of the subsidiary's sales into U.S. dollars at an average rate in effect throughout the quarter. Also, we have funded operational losses of our subsidiaries of approximately $2.1 million since we purchased them, and if our subsidiaries continue to incur operational losses, our cash and liquidity would be negatively impacted.

        Subsequent to April 30, 2001, we completed the sale of 3,800,000 shares of our common stock raising gross proceeds of approximately $34.2 million. As a result of this offering, the conversion price of our outstanding debenture was adjusted pursuant to a weighted average adjustment under the terms of the debenture. The adjusted conversion price is $19.57.

        We expect to have sufficient cash generated from operations, from our recently completed common stock offering, and through availability under lines of credit to meet our anticipated cash requirements for the next twelve months.

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

IF WE FAIL TO SUCCESSFULLY MANAGE OUR TRANSITION TO A FOCUS ON NAS PRODUCTS, OUR BUSINESS AND PROSPECTS WOULD BE HARMED.

        We began developing NAS products in 1997. Since then, we have focused our efforts and resources on our NAS business, and we intend to continue to do so. We expect to continue to wind down our non-NAS product development and marketing efforts. In the interim, we expect to continue to rely in part upon sales of our non-NAS products to fund operating and development expenses. Net sales of our non-NAS products have been declining in amount and as a percentage of our overall net sales, and we expect these declines to continue. If the decline in net sales of our non-NAS products varies significantly from our expectations, or the decline in net sales of our non-NAS products is not substantially offset by increases in sales of our NAS products, we may not be able to generate sufficient cash flow to fund our operations or to develop our NAS business.

        We also expect our transition to a NAS-focused business to require us to continue:

        - engaging in significant marketing and sales efforts to achieve market awareness as a NAS vendor;

        - reallocating resources in product development and service and support of our NAS appliances;

        - modifying existing and entering into new channel partner relationships to include sales of our NAS appliances; and

        -   expanding and reconfiguring manufacturing operations.

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

THE CALIFORNIA ENERGY CRISIS IS CAUSING US TO EXPERIENCE SIGNIFICANTLY HIGHER ENERGY COSTS AND PERIODIC INTERRUPTIONS IN OUR SUPPLY OF ELECTRICAL POWER, WHICH COULD DISRUPT OUR BUSINESS, HARM OUR OPERATING RESULTS AND DEPRESS THE PRICE OF OUR COMMON STOCK.

        California is currently experiencing a shortage of electrical power and other energy sources. This shortage has resulted in significantly higher electricity and other energy costs and has periodically resulted in rolling brown-outs, or the temporary and generally unannounced loss of the primary electrical power source. The computer and manufacturing equipment and other systems in our headquarters in Irvine, California, are powered by electricity. Currently, we do not have secondary electrical power sources to mitigate the impacts of temporary or longer-term electrical outages. It is not anticipated that the energy shortages will abate soon; therefore, we expect to continue to experience higher costs for electricity and other energy sources, as well as brown-outs and black-outs. We may also become subject to usage restrictions or other energy consumption regulations that could adversely impact or disrupt our manufacturing and other activities. Continued higher energy costs could materially harm our profitability and depress the price of our common stock. In addition, if we experience interruptions in our supply of electricity, our manufacturing and other operations would be disrupted, which could materially adversely affect our results of operations and depress the price of our common stock.

IF U.S. OR WORLD ECONOMIC CONDITIONS WORSEN, INFORMATION TECHNOLOGY SPENDING ON DATA STORAGE AND OTHER CAPITAL EQUIPMENT COULD DECLINE. IF TECHNOLOGY SPENDING IS REDUCED, OUR SALES AND OPERATING RESULTS COULD BE HARMED.

        Many of our customers are affected by economic conditions in the United States and throughout the world. Many companies have recently announced that they will reduce their spending on data storage and other capital equipment. If spending on data storage technology products is reduced by customers and potential customers, our sales could be harmed, and we may experience greater pressures on our gross margins. If economic conditions do not improve, or if our customers reduce their overall information technology purchases, our sales, gross profits and operating results may be reduced.

OUR AGREEMENT WITH HEWLETT-PACKARD COMPANY IS UNLIKELY TO GENERATE SIGNIFICANT NET SALES.

        We believe our relationship with Hewlett-Packard Company helped us accomplish our strategy to increase penetration in the NAS market. There is no minimum purchase commitment under our agreement with Hewlett-Packard. We do not currently, and are unlikely ever to, generate significant net sales under this agreement. The Hewlett-Packard agreement has a five-year term, and there is no assurance that the agreement can or will be renewed. We commenced limited shipments under the agreement in April 2000 and sales to Hewlett-Packard have not been significant. In February 2001, Hewlett-Packard notified us that they do not anticipate they will purchase additional NAS products from us in the future. While neither they nor we have formally terminated the agreement, we do not anticipate that future sales to Hewlett-Packard will be significant.

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

BECAUSE WE DO NOT HAVE EXCLUSIVE RELATIONSHIPS WITH OUR DISTRIBUTORS OR RESELLERS, SUCH AS INGRAM MICRO, TECH DATA, COMPUCOM AND CUSTOM EDGE, THESE CUSTOMERS MAY GIVE HIGHER PRIORITY TO PRODUCTS OF COMPETITORS, WHICH COULD HARM OUR OPERATING RESULTS.

        Our distributors and resellers generally offer products of several different companies, including products of our competitors. Accordingly, these distributors and resellers, such as Ingram Micro, Tech Data and Compucom , may give higher priority to products of our competitors, which could harm our operating results. In addition, our distributors and resellers often demand additional significant selling concessions and inventory rights, such as limited return rights and price protection. We cannot assure you that sales to our distributors or resellers will continue, or that these sales will be profitable.

BECAUSE WE HAVE ONLY APPROXIMATELY THREE YEARS OF OPERATING HISTORY IN THE NAS MARKET, WHICH IS NEW AND RAPIDLY EVOLVING, OUR HISTORICAL FINANCIAL INFORMATION IS OF LIMITED VALUE IN PROJECTING OUR FUTURE OPERATING RESULTS OR PROSPECTS.

        We have been manufacturing and selling our NAS products for only approximately three years. For the year ended July 31, 2000 and the first nine months of the current fiscal year 2001, these products accounted for less than 41% and 73%, respectively, of our total net sales. We expect sales of our NAS products to represent an increasing percentage of our net sales in the future. Because our operating history in the NAS product market is only approximately three years, as well as the rapidly evolving nature of the NAS market, it is difficult to evaluate our business or our prospects. In particular, our historical financial information is of limited value in projecting our future operating results.

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

WE DEPEND ON A FEW CUSTOMERS, INCLUDING DISTRIBUTORS SUCH AS INGRAM MICRO AND TECH DATA AND SPECIALIZED END-USERS, FOR A SUBSTANTIAL PORTION OF OUR NET SALES AND ACCOUNTS RECEIVABLE, AND CHANGES IN THE TIMING AND SIZE OF THESE CUSTOMERS' ORDERS MAY CAUSE OUR OPERATING RESULTS TO FLUCTUATE.

        Three customers accounted for approximately 42% and 45% of our total accounts receivable at July 31, 1999 and July 31, 2000, respectively, and one individual customer accounted for approximately 9% and 7% of our net sales for fiscal 1999 and 2000. One customer, Storway, a European storage service provider, accounted for approximately 16% of our net sales for the first nine months of the current fiscal year 2001, and three customers, Storway, Mount 10 and J-Dot Technology, accounted for approximately 54% of our total accounts receivable at April 30, 2001. In fiscal 1999 and 2000, we sold our non-NAS products principally to distributors and master resellers such as Ingram Micro, Tech Data, Custom Edge (previously Inacom) and Compucom. Unless and until we diversify and expand our customer base for NAS products, our future success will depend to a large extent on the timing and size of future purchase orders, if any, from these customers. In addition, we expect that single site purchasers of large installations of our NAS products will purchase large volumes of our NAS products over relatively short periods of time. This will cause both our sales and our accounts receivable to be highly concentrated and significantly dependent on one or only a few customers, as has occurred during the first nine months of the current fiscal year 2001. If we lose a major customer, or if one of our customers significantly reduces its purchasing volume or experiences financial difficulties and is unable to or does not pay amounts owed to us, our results of operations would be adversely affected. We cannot be certain that customers that have accounted for significant revenues in past periods will continue to purchase our products in future periods.

OUR GROSS MARGINS OF OUR VARIOUS PRODUCT LINES HAVE FLUCTUATED SIGNIFICANTLY IN THE PAST AND MAY CONTINUE TO FLUCTUATE SIGNIFICANTLY. FOR EXAMPLE, WE MAY SEE REDUCED SALES OF HIGHER-MARGIN CD SERVICES OR NOTEBOOK UPGRADE PRODUCTS AND WE MAY NOT SEE INCREASED SALES OF OUR NAS APPLIANCES.

        Historically, our gross margins have fluctuated significantly. Our gross margins vary significantly by product line and distribution channel, and, therefore, our overall gross margin varies with the mix of products we sell. Our markets are characterized by intense competition and declining average unit selling prices over the course of the relatively short life cycles of individual products. For example, we derive a significant portion of our sales from disk drives, CD servers and arrays, and storage upgrade products. The market for these products is highly competitive and subject to intense pricing pressures. Some of these products, such as CD servers and arrays and some laptop storage upgrade systems, have historically generated high gross margins, although we have experienced significant declines in sales of these products. Sales of disk drive upgrade systems generally generate lower gross margins than those of our NAS products. If we fail to increase sales of our NAS appliances, or if demand, sales or gross margins for CD servers and arrays and our laptop storage upgrade systems decline rapidly, we believe our overall gross margins will continue to decline.

        Our gross margins have been and may continue to be affected by a variety of other factors, including:

        -   new product introductions and enhancements;

        -   competition;

        -   changes in the distribution channels we use;

        -   the mix and average selling prices of products; and

        -   the cost and availability of components and manufacturing labor.

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

        Complex products such as those we develop and offer may contain defects or errors, or may fail to properly interface with the products of other vendors, when first introduced or as new versions are released. Despite internal testing and testing by our customers or potential customers, we do, from time to time, and may in the future encounter these problems in our existing or future products. Any of these problems may:

        -   cause delays in product introductions and shipments;

        -   result in increased costs and diversion of development resources;

        -   require design modifications; or

        - decrease market acceptance or customer satisfaction with these products, which could result in product returns.

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

IF WE ARE UNABLE TO MANAGE OUR INTERNATIONAL OPERATIONS EFFECTIVELY, OUR OPERATING RESULTS COULD BE MATERIALLY ADVERSELY AFFECTED.

        Net sales to our international customers, including export sales from the United States, accounted for approximately 58% of our net sales for the first nine months of current fiscal year 2001 as compared to 44% of our net sales for the first nine months of fiscal year 2000, 41% of our net sales for the year ended July 31, 2000 and approximately 33% of our net sales for the year ended July 31, 1999. We believe that our growth and profitability will require successful expansion of our international operations to which we have committed significant resources. Our international operations will expose us to operational challenges that we would not otherwise face if we conducted our operations only in the United States. These include:

        - currency exchange rate fluctuations, particularly when we sell our products in denominations other than U.S. dollars;

        - difficulties in collecting accounts receivable and longer accounts receivable payment cycles;

        - reduced protection for intellectual property rights in some countries, particularly in Asia;

        - legal uncertainties regarding tariffs, export controls and other trade barriers;

        - the burdens of complying with a wide variety of foreign laws and regulations; and

        - seasonal fluctuations in purchasing patterns in other countries, particularly in Europe.

        Any of these factors could have an adverse impact on our existing international operations and business or impair our ability to continue expanding into international markets. For example, our reported sales can be affected by changes in the currency rates in effect during any particular period. The effects of currency fluctuations were evident in our results of operations for the first nine months of the current fiscal year 2001. During this period, the Euro and two currencies whose values are pegged to the Euro, were significantly volatile, as they decreased, increased, and then decreased again in value against the US dollar. As a result, in the quarter ended October 31, 2000, we incurred a foreign currency loss of approximately $160,000 while, in the quarter ended January 31, 2001, we realized a foreign currency gain of $219,000, and then in the quarter ended April 30, 2001, we realized a foreign currency loss of $97,000. Also, these currency fluctuations can cause us to report higher or lower sales by virtue of the translation of the subsidiary's sales into U.S. dollars at an average rate in effect throughout the quarter. In addition, we have funded operational losses of our subsidiaries of approximately $2.1 million between the date of purchase and April 30, 2001, and if our subsidiaries continue to incur operational losses, our cash and liquidity would be negatively impacted.

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

        Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our proprietary software or technology. We believe the protection of our proprietary technology is important to our business. If we are unable to protect our intellectual property rights, our business could be materially adversely affected. We currently rely on a combination of copyright and trademark laws and trade secrets to protect our proprietary rights. In addition, we generally enter into confidentiality agreements with our employees and license agreements with end-users and control access to our source code and other intellectual property. We have applied for the registration of some, but not all, of our trademarks. We have applied for U.S. patents with respect to the design and operation of our NetFORCE product, and we anticipate that we may apply for additional patents. It is possible that no patents will issue from our currently pending applications. New patent applications may not result in issued patents and may not provide us with any competitive advantages over, or may be challenged by, third parties. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries, and the enforcement of those laws, do not protect proprietary rights to as great an extent as do the laws of the United States. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products or design around any patent issued to us or other intellectual property rights of ours.

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

        We may from time to time receive claims that we are infringing third parties' intellectual property rights or claims that our own trademarks, patents or other intellectual property rights are invalid. For example, we have been recently notified by Intel Corporation that our products may infringe some of the intellectual property rights of Intel. In its notification, Intel offered us a non-exclusive license for patents in their portfolio. We are investigating whether our products infringe the patents of Intel, and we have had discussions with Intel regarding this matter. We do not believe that we infringe the patents of Intel, but our discussions and our investigation are preliminary, and we expect we will continue discussions with Intel. We cannot assure you that Intel would not be successful in asserting a successful claim of infringement, or if we were to seek a license from Intel regarding its patents, that Intel would continue to offer us a non-exclusive license on any terms. We expect that companies in our markets will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. The resolution of any claims of this nature, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays, require us to redesign our products or require us to enter into royalty or licensing agreements, any of which could harm our operating results. Royalty or licensing agreements, if required, might not be available on terms acceptable to us or at all. The loss of access to any key intellectual property right could harm our business.

OUR NET SALES AND OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, AND ANY FLUCTUATIONS COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE.

        In recent periods, we have experienced significant declines in net sales and gross profit and incurred operating losses, causing our quarterly operating results to vary significantly. If we fail to meet the expectations of investors or securities analysts, as well as our internal operating goals, as a result of any future fluctuations in our quarterly operating results, the market price of our common stock could decline significantly. Our net sales and quarterly operating results are likely to fluctuate significantly in the future due to a number of factors. These factors include:

        - market acceptance of our new products and product enhancements or those of our competitors;

        -   the level of competition in our target product markets;

        -   delays in our introduction of new products;

        - changes in sales volumes through our distribution channels, which have varying commission and sales discount structures;

        -   changing technological needs within our target product markets;

        - the impact of price competition on the selling prices for our non-NAS products, which continue to represent a majority of our net sales;

        -   the availability and pricing of our product components;

        - our expenditures on research and development and the cost to expand our sales and marketing programs; and

        -   the volume, mix and timing of orders received.

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

        In recent periods, we have experienced significant declines in net sales and gross profit, and we have incurred operating losses. We incurred operating losses of $5.2 million for fiscal 1999, $12.1 million for fiscal 2000 and $10.0 million (including a charge for in-process research and development) for the first nine months of the current fiscal year 2001. We expect to continue to incur operating losses through at least the fourth quarter of fiscal 2001. As part of our strategy to focus on the NAS market, we plan to significantly increase our direct sales force and to increase our investment in research and development and marketing efforts. We will need to significantly increase our revenues from our NAS products to achieve and maintain profitability. The revenue and profit potential of these products is unproven. We may not be able to generate significant or any revenues from our NAS products or achieve or sustain profitability in the future. In addition, we have invested substantial cash in our new corporate headquarters. If we are unable to achieve or sustain profitability in the future, we will have to seek additional financing in the future, which may not be available to us on favorable or any terms.

CONTROL BY OUR EXISTING SHAREHOLDERS COULD DISCOURAGE POTENTIAL ACQUISITIONS OF OUR BUSINESS THAT OTHER SHAREHOLDERS MAY CONSIDER FAVORABLE.

        As of May 15, 2001, our executive officers and directors beneficially owned approximately 5,900,000 shares, or approximately 37% of the outstanding shares of common stock. Acting together, these shareholders would be able to exert substantial influence on matters requiring approval by shareholders, including the election of directors. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could in turn have an adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the market price for their shares of common stock.

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

        The market price for our common stock has been volatile in the past, and particularly volatile in the last twelve months, and may continue to fluctuate substantially in the future. The value of your investment in our common stock could decline due to the impact of any of the above or of the following factors upon the market price of our common stock:

        -   fluctuations in our operating results;

        - fluctuations in the valuation of companies perceived by investors to be comparable to us;

        - a shortfall in net sales or operating results compared to securities analysts' expectations;

        -   changes in analysts' recommendations or projections;

        - announcements of new products, applications or product enhancements by us or our competitors; and

        - changes in our relationships with our suppliers or customers, including failures by customers to pay amounts owed to us.

WE HAVE ISSUED CONVERTIBLE DEBENTURES, AND THE OBLIGATIONS OF THE DEBENTURES POSE RISKS TO THE PRICE OF OUR COMMON STOCK AND OUR OPERATIONS.

        On October 31, 2000, we issued 3-year $15 million convertible debentures to a private investor. The debentures provide that, in certain circumstances, the holder of the debentures may convert its position into our stock, or demand that we repay outstanding amounts with cash. The terms and conditions of the debentures pose unique and special risks to our operations and the price of our common stock. Some of those risks are discussed in more detail below.

OUR ISSUANCE OF STOCK UPON THE CONVERSION OF THE DEBENTURES AND THE EXERCISE OF THE WARRANTS, AS WELL AS ADDITIONAL SALES OF OUR COMMON STOCK BY THE INVESTOR, MAY DEPRESS THE PRICE OF OUR COMMON STOCK AND SUBSTANTIALLY DILUTE YOUR SHARES.

        We have registered for resale by the investor in our debentures a total of 2,322,149 shares of our common stock. This number represents approximately 235% of the number of shares of our common stock issuable if our debentures were to remain outstanding until their stated maturity on October 31, 2003 and all interest on the debentures were to be paid in shares of our stock valued at $8.55 per share, the closing price of our stock on April 18, 2001, plus the number of shares of our common stock issuable if the investor's warrant were to be exercised in full. As is noted in the risk factor immediately below, if the investor were to convert the debentures during a period when the re-set conversion price is in effect, we could be required to issue a substantially greater number of our shares to the investor. The issuance of all or any significant portion of the shares of our common stock that we have registered for resale, together with any additional shares that we may be required to register for resale if the debentures are converted during a period when the re-set conversion price is in effect, could result in substantial dilution to the interests of our other shareholders and a decrease in the price of our stock. A decline in the price of our common stock could encourage short sales of our stock, which could place further downward pressure on the price of our stock.

THE CONVERSION PRICE UNDER THE DEBENTURES WILL AUTOMATICALLY RE-SET PERIODICALLY. IF THE INVESTOR CONVERTS SOME OR ALL OF THE DEBENTURES DURING THE RESET PERIODS AND WE DO NOT REPAY IN CASH THE DEBENTURES THAT THE INVESTOR THEN DESIRES TO CONVERT, WE WILL HAVE TO ISSUE SHARES SUBSTANTIALLY IN EXCESS OF THOSE ORIGINALLY CONTEMPLATED, AND THOSE ADDITIONAL SHARES WILL DILUTE YOUR SHARES.

        The conversion price under the debentures will automatically re-set periodically. During these re-set periods, the conversion price will, for five consecutive trading days, adjust to 90% of the average closing price of our stock during the 10 trading days preceding each re-set period if this amount is less than the conversion price that would otherwise apply. The first re-set period began on May 15, 2001 and ended on May 21, 2001. The next re-set period begins on October 31, 2001 and additional re-set periods will occur every six months thereafter. During the first re-set period, the investor elected to convert $5.0 million of the debentures at a re-set conversion price of approximately $9.71 per share. We have paid the investor in cash the $5.0 million principal amount of the debentures that the investor elected to convert during the first re-set period. Up to an additional $5.0 million of the debentures, plus any unpaid interest on that amount, may be converted at the re-set conversion price beginning on October 31, 2001, and any remaining debentures, plus any unpaid interest, may be converted at the re-set conversion price during any subsequent re-set period.

        We have the right to pay the investor in cash the principal amount of any portion of the debentures the investor elects to convert during a re-set period. If we do not elect to pay cash to satisfy any future conversions of the remaining portion of the debentures during subsequent re-set periods, the number of shares of our common stock that we would be required to issue upon conversion of the remaining portion of the debentures at the re-set conversion price could be substantial. For example, if the 10-trading day average of our shares preceding a re-set period were to be $1.30 per share, which is 75% lower than the lowest closing price reached by our shares since the date the debentures were issued, the re-set conversion price would be approximately $1.17 per share. If the remaining $10.0 million principal amount of the debentures were to be converted at this price, we would be required to issue the investor approximately 8,547,008 shares, which would result in the investor owning 34.9% of our outstanding stock after giving effect to such issuance to the investor.

WE WILL RECORD A CHARGE IF THE DEBENTURES ARE CONVERTED AT A CONVERSION PRICE THAT IS LESS THAN $22.79.

        If we issue shares of our common stock at a conversion price that is less than $22.79 per share, we will record a charge to our statement of operations in an amount equal to the intrinsic value of the beneficial conversion feature. This value would be determined by subtracting the number of shares of our common stock issuable upon conversion of the applicable portion of the debentures at a conversion price of $22.79 from the number of shares issuable upon conversion of that portion of the debentures at the lower conversion price, and multiplying the difference by $22.79, the closing price of our common stock on the date we issued the debentures. Any such charge, if recorded, would be a non-cash charge and would not affect our net shareholders' equity.

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

THE DEBENTURES PROVIDE FOR VARIOUS EVENTS OF DEFAULT THAT WOULD ENTITLE THE INVESTOR TO REQUIRE THE COMPANY TO REPAY THE ENTIRE AMOUNT OWED IN CASH WITHIN THREE DAYS. IF AN EVENT OF DEFAULT OCCURS, WE MAY BE UNABLE TO IMMEDIATELY REPAY THE AMOUNT OWED, AND ANY REPAYMENT MAY LEAVE US WITH LITTLE OR NO WORKING CAPITAL IN OUR BUSINESS.

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

        - after the effective date of the registration statement covering the resale of the shares issuable pursuant to the debentures and the investor's warrant, the investor is not permitted, for five or more trading days, to sell our shares under that registration statement or any replacement registration statement we may file;

        - our failure to deliver certificates evidencing shares of our common stock underlying the debentures or the warrant within five days after the deadline specified in our transaction documents with the investor;

        - our failure to have a sufficient number of authorized but unissued and otherwise unreserved shares of our common stock available to issue such stock upon any exercise or conversion of the warrant and the debentures;

        - the exercise or conversion rights of the investor under the warrant or the debentures are suspended for any reason, except as provided in the applicable transaction documents;

        - our default on specified obligations under our registration rights agreement with the investor and failure to cure that default within 60 days; and

        - other than the specified defaults under the registration rights agreement referred to above, our default in the timely performance of any obligation under the transaction documents with the investor and failure to cure that default for 20 days after we are notified of the default.

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

        If we were required to make a default payment at a time when all of the remaining $10.0 million principal amount of the debentures were outstanding, the payment required would be a minimum of $11.0 million and could be substantially greater depending upon the market price of our common stock at the time. In addition, if we default in the timely performance of specified obligations under our registration rights agreement with the investor, we would also be obligated to pay as liquidated damages to the investor an amount equal to $300,000 each month until any such default is cured.

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

THE PAYMENT TO BRIGHTON CAPITAL, LTD. IN CONNECTION WITH OUR SALE OF OUR CONVERTIBLE DEBENTURES MAY BE INCONSISTENT WITH THE PROVISIONS OF SECTION 15 OF THE SECURITIES EXCHANGE ACT AND MAY ENABLE THE INVESTOR TO RESCIND ITS INVESTMENT.

        We paid Brighton Capital, Ltd. $375,000 for its introduction to us of the purchaser of our 6% convertible debentures. The Staff of the Securities and Exchange Commission has informed us that the receipt by Brighton Capital of this payment may be inconsistent with the registration provisions of Section 15 of the Securities Exchange Act of 1934, as amended. If this payment were determined to be inconsistent with Section 15, then, under Section 29 of the Securities Exchange Act:

        - Montrose Investments L.P., the purchaser of our debentures, might have the right to rescind its purchase of these securities, which would require us to repay to Montrose Investments L.P. the $15.0 million that it invested in us;

        -   We might be subject to regulatory action; and

        - We might be able to recover the $375,000 fee that we paid to Brighton Capital in connection with the transaction.


THE DEBENTURES RESTRICT OUR ABILITY TO RAISE ADDITIONAL EQUITY WITHOUT THE CONSENT OF THE INVESTOR, WHICH COULD HINDER OUR EFFORTS TO OBTAIN ADDITIONAL NECESSARY FINANCING TO OPERATE OUR BUSINESS OR TO REPAY THE DEBENTURE HOLDERS.

        The agreements we executed when we issued these debentures prohibit us from obtaining additional equity or equity equivalent financing for a period of 90 trading days after the effective date (May 11, 2001) of the registration statement covering the resale of the shares issuable upon conversion of the debentures. We also agreed that for a period of 180 trading days after the effective date of the registration statement covering the resale of the shares issuable upon conversion of the debentures, we would not, without the investor's consent, obtain additional equity or equity equivalent financing unless we first offer the investor the opportunity to provide such financing upon the terms and conditions proposed. These restrictions have several exceptions, such as issuances of options to employees and directors, strategic transactions and acquisitions and bona fide public offerings with gross proceeds exceeding $20 million. The restrictions described in this paragraph may make it extremely difficult to raise additional equity capital during the 90-day and 180-day periods. We may need to raise such additional capital, and if we are unable to do so, we may have little or no working capital for our business, and the market price of our stock may decline.

WE MAY BE REQUIRED TO PAY LIQUIDATED DAMAGES IF WE DO NOT OBTAIN SHAREHOLDER APPROVAL FOR ISSUANCE OF OUR COMMON STOCK, OR IF WE ARE UNABLE TO TIMELY REGISTER THESE SHARES.

        We are subject to National Association of Securities Dealers Rule 4350, which generally requires shareholder approval of any transaction that would result in the issuance of securities representing 20% or more of an issuer's outstanding listed securities. Upon conversion or the payment of interest on debentures we are not able to issue more than 2,322,150 shares, or 19.99% of our outstanding common stock on October 30, 2000, the day prior to the date of issuance of the debentures. The terms of the convertible debentures purchase agreement also provide that the shareholder desiring to convert has the option of requiring us either to seek shareholder approval within 75 days of the request or to pay the converting holder the monetary value of the debentures that cannot be converted, at a premium to the converting holder. If the shareholder requires that we convert the debentures into shares and we have not obtained the requisite shareholder approval within 75 days, we would be obligated to pay the monetary value to the purchaser as liquidated damages. Also, under the terms of the Registration Rights Agreement, we will incur liquidated damages of approximately $300,000 per month if the investor is not permitted, for five or more trading days, to sell our shares under our registration statement covering the resale of those shares or under any replacement registration statement that we may file.

EVEN IF WE NEVER ISSUE OUR STOCK UPON THE CONVERSION OF THE DEBENTURES OR UPON EXERCISE OF THE INVESTOR'S WARRANTS, WE MAY ISSUE ADDITIONAL SHARES, WHICH WOULD REDUCE YOUR OWNERSHIP PERCENTAGE AND DILUTE THE VALUE OF YOUR SHARES.

        Other events over which you have no control could result in the issuance of additional shares of our common stock, which would dilute your ownership percentage in Procom. Our issuance of 480,000 shares in connection with the acquisition of Scofima Software S.r.l. is an example of an issuance of additional shares to finance an acquisition that may dilute your ownership. Also, subsequent to April 30, 2001,, we sold 3.8 million shares of our common stock in an offering. In the future, we may issue additional shares of common stock or preferred stock: to raise additional capital or finance acquisitions, upon the exercise or conversion of outstanding options, warrants and shares of convertible preferred stock, or in lieu of cash payment of dividends. Our issuance of additional shares would dilute your shares.


SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS.

         This Report on Form 10-Q contains "forward-looking" statements, including, without limitation, the statements under the captions "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," You can identify these statements by the use of words like "may," "will," "could," "should," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "continue," and variations of these words or comparable words. In addition, all of the non-historical information in this Report on Form 10-Q is forward-looking. Forward-looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may and probably will differ substantially from the results that the forward-looking statements suggest for various reasons, including those discussed under "Risk Factors". These forward-looking statements are made only as of the date of this Report on Form 10-Q. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

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

        In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulleting (SAB) No. 101, "Revenue Recognition in Financial Statements," as amended, which for the Company is effective no later than the fourth quarter of fiscal 2001. SAB No. 101 summarizes certain of the SEC staff's views regarding the appropriate recognition of revenue in financial statements. Adoption of SAB No. 101 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

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

        As discussed elsewhere in this Report on Form 10-Q, we have developed our headquarters in Irvine, California and we have spent approximately $15.9 million and we expect to spend a total of $16.7 million to complete the facility. We may be seeking long-term mortgage financing for all or some of the facility cost during the next fiscal year. We have not "locked" in a commitment, and may therefore find such financing to be much more expensive as a result. Since July 31, 2000, we have entered into a line of credit and term loan agreements pursuant to which amounts outstanding bear interest at the lender's prime rate plus .50%. Accordingly, since we anticipate that we will be borrowing funds under such agreements, we expect that we will experience interest rate risk on our debt.

FOREIGN CURRENCY EXCHANGE RISK

        We transact business in various foreign countries, but we only have significant assets deployed outside the United States in Germany. We have effected intercompany advances and sold goods to our German subsidiary, as well as our subsidiaries in Italy and Switzerland, denominated in U.S. dollars, and those amounts are subject to currency fluctuation and require constant revaluation on our financial statements. During the nine months ended April 30, 2001 and 2000, we incurred approximately $37,000 and $202,000, respectively, in foreign currency losses which are included in our selling, general and administrative costs. We do not operate a hedging program to mitigate the effect of a significant rapid change in the value of the Euro, the German mark, or the Italian lira compared to the U.S. dollar. If such a change did occur, we would have to take into account a currency exchange gain or loss in the amount of the change in the U.S. dollar denominated balance of the amounts outstanding at the time of such change. For example, after being weak for some months, the Euro strengthened, and we recorded a currency gain of $219,000 in the quarter ended January 31, 2001 after recording a foreign currency loss of $160,000 in the quarter ending October 31, 2000. In the third quarter ended April 30, 2001, we recorded a currency loss of $97,000. Our net sales can also be effected by a change in the exchange rate because we translate sales of our subsidiaries at the average rate in effect during a financial reporting period. At April 30, 2001, approximately $8.6 million in current intercompany advances and accounts receivable from our foreign subsidiaries were outstanding. We can not assure you that we will not sustain a significant loss if a rapid or unpredicted change in value of the Euro or related European currencies should occur. We can not assure you that such a loss would not have an adverse material effect on our results of operations or financial condition.

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

        (b) Reports on Form 8-K. On March 28, 2001, we filed an amendment to a Report on Form 8-K that we originally filed on January 12, 2001 reporting an acquisition under Item 2. On May 17, 2001, we filed a Report on Form 8-K under Item 5.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, County of Orange, State of California, on the 14th of June, 2001.

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



       SIGNATURE                             TITLE                              DATE
       ---------                             -----                              ----

/s/   Alex Razmjoo               Chairman of the Board, President           June 14, 2001
--------------------------       and Chief Executive Officer
      Alex Razmjoo               (Principal Executive Officer)


/s/   Alex Aydin                 Executive Vice President, Finance          June 14, 2001
--------------------------       and Administration (Principal
      Alex Aydin                 Financial and Accounting Officer)

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 in the Form S-1A filed November 14, 1996)

3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 in the Form S-1A filed November 14, 1996)

4.1 Form of Convertible Debenture dated October 31, 2000 (incorporated by reference to Exhibit 4.1 in the Registration Statement on Form S-3 of Procom filed on November 22, 2000)

4.1.1       Amendment to Convertible Debenture (incorporated by reference to
            Exhibit 4.1.1 in the Form S-3 filed on April 25, 2001)

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

10.8 Asset Purchase Agreement, dated June 24, 1998, among Invincible Technologies Acquisition Corporation, Invincible Technologies Corporation, and certain stockholders of Invincible Technologies Corporation named therein (incorporated by reference to Exhibit
            10.10 in the Report on Form 8-K filed October 29, 1998)

10.9 Agreement for Wholesale Financing (Security Agreement) between Procom Technology, Inc. and IBM Credit Corporation (incorporated by reference to Exhibit 10.1 to the Form S-3/A filed on January 16,
            2001)