Form 10-K
period 2001-07-31
PROCOM TECHNOLOGY INC
filed 2001-10-29
CIK 1025711

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------

                                    FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JULY 31, 2001

                         Commission file number 0-21053

                             PROCOM TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

               California                                       33-0268063
    (State or other jurisdiction of                            (IRS Employer
     incorporation or organization)                         Identification No.)

    58 Discovery, Irvine, California                               92618
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of October 10, 2001 the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was approximately $20.2 million.

    The number of shares of Common Stock, $.01 par value, outstanding on October 10, 2001, was 15,998,064.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Information required by Part III is incorporated by reference to portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2001 fiscal year.

                             PROCOM TECHNOLOGY, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED JULY 31, 2001

                                                 PART I

Item 1.  Business ............................................................................       3
Item 2.  Facilities ..........................................................................      11
Item 3.  Legal Proceedings ...................................................................      12
Item 4.  Submission of Matters to a Vote of Security Holders .................................      12

                                                PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters ................      12
Item 6.  Selected Financial Data .............................................................      13

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations      14
Item 7A. Quantitative and Qualitative Disclosures About Market Risk ..........................      34
Item 8.  Financial Statements and Supplementary Data .........................................      35
Item 9.  Changes and Disagreements with Accountants on Accounting and Financial Disclosures ..      53

                                                PART III

Item 10. Directors and Executive Officers of the Registrant ..................................      54
Item 11. Executive Compensation ..............................................................      55
Item 12. Security Ownership of Certain Beneficial Owners and Management ......................      55
Item 13. Certain Relationships and Related Transactions ......................................      55

                                                PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K .....................      55

THE INFORMATION CONTAINED IN THIS REPORT ON FORM 10-K INCLUDES FORWARD-LOOKING STATEMENTS. WHEN USED IN THIS REPORT, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FORECASTS," "PLANS," "FUTURE," "STRATEGY" OR WORDS OF SIMILAR IMPORT ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. OTHER STATEMENTS OF THE COMPANY'S PLANS AND OBJECTIVES MAY ALSO BE CONSIDERED TO BE FORWARD LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLISH REVISED FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY TO ADVISE INTERESTED PARTIES OF CERTAIN RISKS AND OTHER FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND OPERATING RESULTS, INCLUDING THE DISCLOSURES MADE UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" IN THIS REPORT, AS WELL AS THE COMPANY'S OTHER PERIODIC REPORTS ON FORM 10-K, 10-Q AND 8-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

Industry Overview

    Large and Growing Need for Data Storage

    Companies increasingly view data as a strategic asset that creates a competitive advantage. Continuous and rapid access to this data is critical to managing a business effectively. The volume of data produced and stored by businesses is growing rapidly. According to IDC research, data storage needs triple every two years. The factors contributing to the growth in network storage requirements include:

    -   proliferation of e-commerce;

    - new communication media such as e-mail, digital imaging and video storage;

    - widespread use of enterprise applications, including enterprise resource planning, sales force automation, supply chain and customer relationship management systems; and

    - increasing personalization of consumer marketing and product development.

    As a result of these factors, expenditures for data storage are growing rapidly and consuming an increasing percentage of total information technology expenditures. Specifically, networked storage is rapidly becoming the dominant method for data management and sharing. According to a recent IDC study, networked storage will increase from 29% of the total storage market in 2001 to 62% of the total storage market in 2004. We are focused on delivering solutions to meet the requirements of the networked storage market.

    Common Solutions to Network Storage Requirements

    There are several approaches to providing network data storage capacity. These approaches include:

    - General Purpose Servers. Companies can increase their data storage capacity by adding general purpose computers as data file servers or by attaching external storage devices directly to existing servers. General purpose servers are designed to execute computer applications and perform a wide variety of functions, including providing database, electronic mail, network management, file management and application services. They are not specifically designed to store and retrieve files. As a result, general purpose computers used as file servers often provide unsatisfactory file input/output, or I/O, performance, do not support computing platforms other than that of the server itself, and require significant maintenance and support. Moreover, because of their complexity, general purpose servers often cost more to purchase and operate than other alternatives and therefore represent a poor long-term value when used principally as storage devices.

    - Storage Area Networks. A storage area network, or SAN, is a self-contained fiber-optic network of high-speed storage devices. While SANs may be the preferred storage solution in very large computing environments with particular data access characteristics, they also have a number of disadvantages. SAN installations require significant upfront costs, and SAN systems are expensive to maintain. Moreover, they require the implementation and maintenance of a separate and proprietary fibre channel network, which is not compatible with the fibre channel networks of other SAN vendors.

    - Network Attached Storage. NAS appliances have been developed to offload basic file I/O tasks from general purpose servers. NAS appliances are designed to store and retrieve larger amounts of data more quickly than general purpose servers. Freed of all hardware and operating system elements unrelated to file I/O tasks, NAS appliances provide greater file throughput, usually for less cost. Unlike SAN devices, NAS appliances can be easily connected to an existing computer network, with additional appliances added over time as storage needs grow. NAS appliances can also complement a SAN deployment. These characteristics make NAS appliances a scalable, versatile and cost-effective data storage solution.

    The advantages of NAS have been acknowledged in the marketplace. Because storage appliances are designed to perform specific dedicated functions, NAS appliances are ideal for companies seeking a storage solution that:

    -   is easy to install, use and administer;

    -   is easy to integrate with existing infrastructure components;

    -   provides immediate return on investment through server consolidation;

    -   has a low acquisition price and low total cost of ownership; and

    -   provides high speed data access, high capacity and scalability.

Specific Challenges in Data Management

    In general, enterprises using networked computing environments face challenges in managing rapidly growing volumes of distributed data. These challenges include:

    - Poor Data Access Performance. Data access performance across networks has historically been improved by increasing processor performance or by increasing network bandwidth. However, this approach has its limits. The remaining bottleneck in data access performance is caused by the file server's operating system, which must also perform many additional tasks unrelated to data access. These unrelated tasks slow the server's ability to respond to file I/O requests.

    - Difficulties Accessing Shared Data. Organizations require solutions that provide access to shared data. These organizations often install applications that run on differing and incompatible computing operating systems. However, many of these operating systems are incapable of accessing or sharing data created or stored on other systems without the assistance of additional software.

    - Unavailable Data. Unavailable data can result in costly business interruptions. Data availability is critical to worker productivity, making it imperative that network data storage devices have low failure rates, rapid recovery times and the ability to provide uninterrupted data service. Data unavailability can be caused by hardware and/or software failure.

    - Data Administration Challenges. Network data administration, including the backup and expansion of data storage capacity, requires the management of both hardware and software systems. This becomes more complex with large volumes of data, increasing numbers of users accessing data and wide distribution of data stored across the network. Storage devices that cannot be managed remotely place an added burden on technical personnel and resources.

    - Solutions That Are Not Easily Scalable. Given the continuing increase in data storage needs, effective storage solutions will provide a simple and economical means to increase capacity over time. Preferred solutions allow enterprises to modify their existing infrastructure and incur only incremental costs as they grow rather than to make extensive and expensive modifications to their computing networks.

    - High Total Cost of Ownership. The total cost of ownership for a storage solution includes not only the initial system purchase price, but also the costs associated with ongoing maintenance and support. Systems that require frequent service can have total ownership costs significantly greater than their initial purchase price.

The Procom Solution

    Our NAS appliances are well suited to address the growth in data storage as well as the specific challenges of data management. A key element of our solution is our proprietary operating system software, which we integrate with high-performance, industry-standard hardware components to provide our customers with the following benefits:

    - Fast File Service Response Times. Our NAS appliances are designed to achieve rapid I/O response times. We have developed proprietary operating system software optimized for data access and storage. This software enables our NAS appliances to execute user read and write requests significantly faster than general purpose computers used as file servers.

    - Cross-Platform Compatibility. Our NAS appliances provide native support and enable simultaneous shared file services for environments using UNIX, including Linux, and Windows NT operating systems. As a result, users can share data across multiple operating systems, eliminating the need to duplicate data or have separate storage devices for each computing environment. This functionality allows organizations to consolidate their data storage onto fewer devices, providing performance efficiencies and lower total cost of ownership.

    - High Levels of Data Availability and Product Reliability. Our appliances are designed to provide high levels of data availability with minimal incremental cost. Data journaling and hardware redundancies help ensure the protection and availability of data in the event of hardware component failure. Moving basic storage functions from a server to a NAS appliance improves the server's reliability and its ability to process non-storage functions.

    - Ease of Installation, Administration and Maintenance. Our appliances are easier to install and operate than both general purpose computers and NAS appliances from other vendors. Our NAS appliances are specifically designed to be installed easily and quickly, some in just minutes. Moreover, our appliances' management software is accessible via a Web browser, making remote initiation of diagnosis and management utilities possible. In general, our appliances simplify system administration and permit more efficient use of technical personnel.

    - Scalable Solution. Our appliances are designed so that storage capacity can grow on an incremental and cost-effective basis while maintaining high throughput levels. A system administrator can incrementally increase storage capacity by adding disk drives to an existing appliance, or by adding additional NAS appliances to the existing network infrastructure without an interruption in access to stored data. Adding one of our NAS appliances to a network takes less time than adding a general purpose file server. This capability allows customers to expand their storage capacity incrementally without significant changes to their network infrastructure.

    - File and Block access to data. Through our available DUET option, our NetFORCE 3000 series of products can be configured to deliver both file and block level access to data. This capability positions Procom to uniquely deliver targeted solutions to those applications that require block level access to data, including most of the Microsoft line of enterprise servers such as Exchange and SQL Server.

    - Low Total Cost of Ownership. We reduce the initial cost of ownership by taking advantage of the price and performance of commercial off-the-shelf hardware components. Our products are easy to install, which also helps to reduce the initial cost of ownership. We reduce the ongoing cost of ownership by providing products with exceptional reliability and low maintenance costs.

Strategy

    Our objective is to become the leading provider of network data storage and access appliances for the midrange market by employing the following strategies:

    - Seek NAS Market Leadership by Building On Our Storage Experience. Over the past several years, we have designed, developed and distributed NAS appliances. We plan to expand our NAS market presence by continuing to develop our NAS technology and expanding our NetFORCE product line and NAS related software. As part of this strategy, we will seek to build on our data storage experience and existing customer relationships.

    - Make high end networked storage technology available to middle market companies. We intend to leverage our deep technical knowledge of the networked storage market and make features that are in the domain of high-end servers available at prices that are acceptable to the midrange of the market.

    - Expand our Field Sales Force and Target Data-Intensive Markets. We intend to increase the size of our field sales force over the next 12 months. We believe that a strong field sales force presence is important in penetrating data-intensive markets, including e-business, networking, and enterprises using applications such as Web and e-mail hosting, data warehousing, imaging, multimedia and digital video production. We intend to use our field sales force to complement and support our channel partners through joint sales calls, market education and development and post-sales support.

    - Increase Indirect Sales. We plan to expand our relationships with our existing channel partners, especially UNIX networking and storage resellers that have access to our targeted markets. We also intend to engage new channel partners to enhance our ability to penetrate targeted markets. We intend to continue the expansion of our distribution capabilities by entering into additional agreements with selected distributors, VARs and system integrators.

    - Focus on Software Differentiation. We will continue to differentiate our appliances by developing additional features and functionality within our proprietary operating system software. We believe this approach provides us with a competitive advantage and allows us to design systems with advanced features that provide an exceptional level of system speed, availability and reliability. We also intend to work closely with industry leading software providers to enable our NAS appliances to be integrated with their software architectures.

Products

    We were formed in 1987 to develop and market computer storage-related products. We began developing NAS appliances in 1997 as a natural evolution of our market-leading position in CD/DVD-ROM server and array appliances. We continue to sell these products, as well as storage upgrade products, such as higher capacity disk drive upgrade kits for notebook computers. Sales of these non-NAS products accounted for $13.5 million, or 32.2%, of net sales for fiscal 2001 and $45.8 million, or 72.4%, of our net sales for fiscal 2000. The demand for our CD servers and arrays has declined and we have experienced increased pricing pressures on our disk drive storage upgrade systems, resulting in lower overall revenue in fiscal 2001. We believe that sales and gross margins on these products will continue to decline as demand for CD servers is reduced because internet solutions can provide access to large amounts of discrete data previously contained on CD-ROMs. We also believe demand for third party storage upgrade products will continue to decline as computer manufacturers ship new desktop and laptop computers with disk drives containing increasingly greater storage capacity. As a result, we expect to reduce our emphasis and reliance on sales of these products in the future. We provide a line of high-performance NAS appliances that allows us to address the price and performance needs of our customers.

    We currently offer two broad categories of products: NAS appliances and other data storage products. During fiscal 2001, sales of NAS and related technologies represented a majority of our overall business. Our NAS appliances represented 7.9%, 27.6% and 67.8% of our net sales in fiscal 1999, 2000 and 2001, respectively.

    Network Attached Storage Products

    NetFORCE. Our NetFORCE appliances are disk-based, read and write NAS storage appliances with optimized software providing faster I/O performance than stand-alone file servers and direct attached storage products. Our NetFORCE product line ranges from an entry level, plug and play, 75 gigabyte device designed for remote offices and small-sized computer workgroups to our highest performance, fault tolerant network data server that provides up to 17 terabytes of storage capacity. The list prices for our NetFORCE product line range from approximately $12,000 to $540,000, depending primarily on the model purchased and the product configuration specified by the customer. The table below describes the key features and target markets for each of these appliances.

    DataFORCE. Our DataFORCE appliances are CD/DVD-ROM-based, read only NAS storage devices. Our product line consists of devices that provide a high-speed economical means to distribute data to user workstations from as many as 250 CD-ROM disks. In 1999, DataFORCE was awarded "Editor's Choice Award" by Network Computing magazine and "Product of the Year" by Imaging and Documents Solutions magazine. The table below also describes the key features and target markets for each of these products we currently offer.

PRODUCT                    KEY FEATURES                                       TARGET MARKETS
-------                    ------------                                       --------------
NetFORCE 3100HA            -  High performance, high availability filers,     Businesses requiring the highest level of
NetFORCE 3200C                with Fibre Channel backend                      data availability and integrity, including
NetFORCE 3500/3600         -  3200C and 3600C feature active-active cluster   storage intensive enterprises using Windows
                              failover capability, with no single point of    NT, UNIX and Linux-based systems.
                              failure
                           -  Files accessed and shared by both Windows NT
                              and UNIX-based systems
                           -  Snap shot, NDMP and dynamic expansion
                              capabilities
                           -  Web-based remote device management
                           -  Fully supports Microsoft ADS and domain
                              architecture and ACLs


DUET                       -  Integrates NAS and SAN functionality in a       Installations requiring both file access and
                              pre-tested, pre-configured solution             block access to data.  This includes most
                           -  File and Block access to data                   Microsoft server applications such as
                           -  Successfully completed Microsoft HCL testing    Exchange and SQL Server.
                           -  Integrated management, monitoring and
                              failover capabilities
                           -  Fully supports Microsoft Cluster Servers


ProMirror                  -  Highly reliable, Safe-Asynchronous Mirroring    Businesses requiring uninterrupted flow of
                              (SAM) architecture                              data.  As an integrated part of a disaster
                           -  Highly cost effective, using existing IP        recovery solution. ProMirror delivers highly
                              infrastructure                                  advanced capabilities very cost effectively.
                           -  Near real-time reflection of data between
                              source and target servers
                           -  Continuous replication of data, with fast
                              reversion from source to target in case of
                              primary site failure
                           -  Software features are available on all
                              NetFORCE filers
                           -  Web-based, easy to use management tools


NetFORCE 1700              -  High performance, high capacity mid-range       Workgroups using Windows NT, UNIX and
                              filer                                           Linux-based systems, especially mid-sized
                           -  Highest storage density in class, over 1.8TB    e-businesses and engineering intensive
                              in 5U of rack space                             environments.
                           -  Highest performance in its class, 4054 IOPS
                           -  Complete feature set, including snap shots,
                              NDMP support, ADS, ACLs
                           -  Simple, 15 minutes  plug and play installation


DataFORCE 1000R            -  250 CD-ROM capacity                             Organizations that use document imaging and
Rack-mountable             -  Web-based remote device management and          firms with extensive data access needs,
                              modular fault tolerant design                   including libraries, law firms, accounting
                           -  Supports Windows NT, UNIX, Novell and           firms, educational and other institutions.
                              Macintosh environments

PRODUCT                    KEY FEATURES                                       TARGET MARKETS
-------                    ------------                                       --------------
DataFORCE 200/300          -   Up to 115 CD-ROM capacity with web-based       Organizations that use document imaging
                               remote device management                       technologies. Also, libraries, law firms,
                           -   Easy to install                                public accounting firms, educational and
                           -   Supports Windows NT, UNIX, Novell and          other institutions.
                               Macintosh environments




    We are currently in the process of developing our next generation NetFORCE appliances. These new appliances are expected to provide even greater performance and capacity at the high end, and deliver even greater value and capabilities at the low end of our product spectrum. We continue to invest in research and development to deliver solutions that are easily integrated within our customers' information technology infrastructure and leverage upcoming technologies such as iSCSI.

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

    Together, these products constituted 32.2% of our total net sales in fiscal 2001, and 72.4% for fiscal 2000. We expect our sales of these products to decline over time, especially as a percentage of total net sales, as we continue to transition to the growth opportunity presented by the NAS market. We plan to provide continued technical and customer support for these products to our customers and channel partners. However, we have determined that demand for these products will likely decline and we have decided to reduce our emphasis on sales of these product lines in the future.

Technology

    Our NAS operating system and the associated software and hardware components are designed to achieve the following objectives:

    - providing high-speed access to data by optimizing network, computer processor and hard drive features and interfaces;

    - allowing files created in both the UNIX and Windows NT environments to be shared simultaneously and across multiple operating systems, while protecting the integrity of the underlying data;

    -   supporting the native security features of both UNIX and Windows NT;

    - supporting remote management and monitoring of the NAS device via Web-based software;

    - supporting the backup and restoring functionality of commonly used storage management software applications;

    -   providing both file and block level access to data through DUET;

    -   providing disaster recovery capabilities through ProMirror; and

    -   enabling ease of installation by the user.

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

Customers

    The customers that use our NAS appliances and our other data storage products represent a broad array of enterprises within diverse industry sectors, including e-businesses, financial services, communications, healthcare and governmental agencies. Generally, NAS customers are organizations that require highly reliable, readily accessible, and easily managed storage. These organizations are typically in highly competitive markets and rely on data-intensive applications, such as Web servers, search engines, data warehousing and data mining, multimedia, engineering, digital video production, and ERP. Our NAS appliances and other data storage products are currently sold primarily through distributors, VARs and system integrators under the Procom brand.

Sales and Marketing

    We have an international marketing and distribution strategy. We distribute our products through a number of channels including distributors, VARs, system integrators and field sales. As of July 31, 2001, we employed a total of 100 individuals in sales and marketing, composed of 66 in field sales, 21 in customer service and technical support, and 13 in marketing.

    Sales

    We use a variety of selling channels, which are selected based on the needs and characteristics of our markets and products. For example, we sell our entry-level NAS and non-NAS products principally through VARs and distributors. We sell our high-end NAS appliances through VARs and system integrators supported by our own field sales force. We believe this hybrid approach is the most efficient and cost-effective strategy for distributing these high-end appliances, which often require custom configuration and typically involve significant customer contact and a longer sales cycle.

    Field Sales. As of July 31, 2001, our field sales force consisted of 48 domestic and 18 international sales professionals and technical sales support specialists. Many of these employees are based at our headquarters office. We also have field sales employees based elsewhere in the U.S. and abroad. Our field sales force focuses on generating and supporting sales opportunities with our channel partners, which enables cooperation between our channel partners and our field sales force.

    Indirect Sales. Our indirect channel partners consist of system integrators, VARs and distributors. Our indirect channel partners market, sell, implement and support our products. We intend to enhance our existing relationships with these partners and develop relationships with additional indirect channel partners - especially those that we expect to enhance our ability to penetrate target markets.

    Marketing

    Our marketing organization consists of a product management group and marketing communications group. Our product management group is responsible for product direction, market opportunity identification and strategic positioning, as well as industry research and education. Our product management activities also include development of relationships with indirect channel partners, participation in tradeshows to promote and launch our products and coordination of our involvement in various industry standards organizations. One of our employees currently chairs the NAS committee of the Storage Networking Industry Association (SNIA), a committee whose purpose is to define and promote NAS standardization.

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

Customer Service and Support

We are committed to providing our customers with timely and effective service and support. Our engineers and technicians work closely with our sales personnel to provide system integrators, VARs and distributors with pre- and post-sales support, technical support, education, training and consulting services. We provide these services by telephone and facsimile, as well as through online bulletin board services and Web sites. As of July 31, 2001, our customer service and support team consisted of 21 people, including 14 in our headquarters in California and seven in the field. We also rely on our system integrators, VARs, and distributors to provide technical support and service.

Research and Development

    We believe that a substantial commitment to research and development is essential to our ability to introduce new and enhanced products that address emerging market opportunities. As of July 31, 2001, our engineering and product development staff consisted of 49 employees, which includes 35 software engineers and 14 hardware engineers. Before we develop a new product, our research and development engineers work with marketing managers and customers to develop specifications for product requirements. Our engineers then design the new product around those specifications. After we commercially release a new product, our engineers continue to work with customers to refine the specifications for future generations and upgrades of our products.

    In order to respond to the short product life cycle inherent in the industry, our research and development team monitors industry trends to aid in selecting new technologies and features for potential development and incorporation into our appliances. We have devoted substantial resources to the development of our proprietary operating system software.

    Our total expenses for research and development were $5.5 million in fiscal 1999, $7.2 million for fiscal 2000 and $6.4 million for fiscal 2001. As we continue to support the growth of our NAS business, we do anticipate a decrease in our research and development expenses in the next fiscal year as we undertake cost saving initiatives in fiscal 2002. We intend to devote a decreasing amount of resources toward the support and further development of our other data storage products.

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

Competition

    The market for NAS appliances is rapidly evolving and competitive. We believe we compete with the following companies:

    -   other NAS companies, such as Network Appliance, EMC and Auspex;

    - companies which provide entry level NAS filers such as Quantum and Maxtor; and

    - computer manufacturers which also provide NAS solutions along with other data storage products, such as Compaq, Sun Microsystems and Dell.

    Our overall success depends to a great extent on our ability to continue to develop appliances that incorporate new and rapidly evolving technologies to provide users with cost-effective data storage and information access solutions. In our NAS business, we compete principally on the basis of:

    -   product features and performance;

    -   ease of installation, administration and maintenance;

    -   cross-platform compatibility and scalability;

    -   total cost of ownership;

    - engineering, technical expertise and development of proprietary software;

    -   time to market with new features and appliances; and

    -   technical support and customer service.

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

    The market for our other data storage appliances is mature and intensely competitive. Within our non-NAS product businesses, we believe we compete with the following companies in the following categories:

    - computer manufacturers which provide storage upgrades for their appliances, such as IBM, Compaq and Dell; and

    - hard drive, CD server/array and tape backup manufacturers, such as Maxtor and Quantum.

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

EMPLOYEES

    As of July 31, 2001, we had 211 full-time employees. Of the total, 100 are in sales and marketing (including 66 in field sales, 21 in customer service and technical support and 13 in marketing), 33 in manufacturing (including testing, quality assurance, warehousing and materials functions), 49 in engineering and product development (including 35 in software development and 14 in hardware development) and 29 in finance and administration. We have 177 employees in the United States, 12 in Germany, 14 in Italy and eight in other countries in Europe. None of our employees is represented by any collective bargaining agreement. We have never experienced a work stoppage and consider relations with our employees to be good.

ITEM 2. FACILITIES

    Our principal administrative, sales, marketing, manufacturing and research and development facility had been located in approximately 62,000 square feet of leased office space in Santa Ana, California. The lease for this office space expired on August 31, 2000.

    In September 2000, we moved into our new headquarters in Irvine, California. This facility is approximately 127,000 square feet, of which we occupy approximately 80,000 square feet. In August 2001, we subleased approximately 5,400 square feet of this facility for a lease term of four years. We anticipate leasing the remaining 41,600 square feet of our new facility and have initiated discussions with interested parties. However, no assurance can be given that we will be successful in completing such a lease.

    We also lease space aggregating 37,919 square feet to house operations of our subsidiaries and sales offices located outside the United States in Germany, Italy, Switzerland, Canada, France and Great Britain.

ITEM 3. LEGAL PROCEEDINGS.

    We are not a party to any material legal proceedings. We are from time to time involved in litigation related to our ordinary operations, such as collection actions and vendor disputes. We do not believe that the resolution of any such other existing claim or lawsuit will have a material adverse affect on our business, results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    (1) Our common stock is listed on the Nasdaq National Market System under the symbol "PRCM". The approximate number of holders of record of our common stock as of September 30, 2001 was 98 and the number of beneficial owners is believed to be in excess of 6,500. Our common stock was first listed on the date of our public offering of shares on December 18, 1996.

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

    (3) The range of high and low sales prices of our common stock, as reported by the Nasdaq National Market System, for each quarter of fiscal 1999, 2000 and 2001:

                   FIRST QUARTER           SECOND QUARTER          THIRD QUARTER           FOURTH QUARTER
                 ------------------      ------------------      ------------------      ------------------
                  HIGH        LOW         HIGH        LOW         HIGH        LOW         HIGH        LOW
                 ------      ------      ------      ------      ------      ------      ------      ------
Fiscal 2001      $50.00      $21.06      $26.44      $11.25      $20.38      $ 5.20      $13.50      $ 6.75
Fiscal 2000      $10.13      $ 5.63      $38.25      $ 8.63      $89.75      $15.50      $74.00      $21.19
Fiscal 1999      $ 6.50      $ 4.25      $12.63      $ 5.94      $ 9.56      $ 4.00      $ 9.75      $ 3.81

ITEM 6. SELECTED FINANCIAL DATA.

FINANCIAL HIGHLIGHTS

                                                                          YEAR ENDED JULY 31,
                                                  -----------------------------------------------------------------------
                                                    1997           1998           1999            2000            2001
                                                  ---------      ---------      ---------       ---------       ---------
STATEMENT OF OPERATIONS DATA:
(in `000s except per share data)

Net sales                                         $ 109,332      $ 111,886      $ 101,290       $  63,210       $  41,882
Cost of sales                                        72,684         75,527         73,003          46,189          26,625
                                                  ---------      ---------      ---------       ---------       ---------
Gross profit                                         36,648         36,359         28,287          17,021          15,257
Selling, general and administrative expenses         19,155         22,257         26,314          21,930          21,235
Research and development expenses                     3,922          4,788          5,502           7,187           6,403
Acquired in-process research and development             --          1,693             --              --           4,262
Impairment and restructuring charge                      --             --          1,626              --              --
                                                  ---------      ---------      ---------       ---------       ---------
Total operating expenses                             23,077         28,738         33,442          29,117          31,900
                                                  ---------      ---------      ---------       ---------       ---------
Operating income (loss)                              13,571          7,621         (5,155)        (12,096)        (16,643)
Interest income (expense), net                          328          1,229          1,222           1,048            (907)
                                                  ---------      ---------      ---------       ---------       ---------
Income (loss) before income taxes                    13,899          8,850         (3,933)        (11,048)        (17,550)
Provision (benefit) for income taxes                  5,452          3,474         (1,058)         (3,064)          1,800
                                                  ---------      ---------      ---------       ---------       ---------
Net income (loss)                                 $   8,447      $   5,376      $  (2,875)      $  (7,984)      $ (19,350)
                                                  =========      =========      =========       =========       =========

Net income (loss) per share:

    Basic                                         $    0.83      $    0.48      $   (0.26)      $   (0.70)      $   (1.54)
                                                  =========      =========      =========       =========       =========
    Diluted                                       $    0.81      $    0.48      $   (0.26)      $   (0.70)      $   (1.54)
                                                  =========      =========      =========       =========       =========
Weighted average number of shares
    Basic                                            10,205         11,114         11,241          11,351          12,533
                                                  =========      =========      =========       =========       =========
    Diluted                                          10,374         11,252         11,241          11,351          12,533
                                                  =========      =========      =========       =========       =========

CONSOLIDATED BALANCE SHEET DATA (in `000s):

Cash and short-term marketable securities         $  18,777      $  23,362      $  22,433       $  15,515       $  25,419
Working capital                                      29,220         32,873         31,245          10,604          27,041
Total assets                                         43,274         54,439         57,088          52,796          65,227
Lines of credit                                          --            210            254             610               8
Loan payable                                             --             --          7,500          10,750              --
Convertible debenture                                    --             --             --              --           9,726
Total shareholders' equity                        $  30,067      $  36,732      $  34,286       $  27,556       $  47,066

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    We develop, manufacture and market NAS appliances and other storage devices for a wide range of computer networks and operating systems. Our NAS appliances, which consist of our DataFORCE and NetFORCE product lines, provide end-users with faster access to data at a lower overall cost than other storage alternatives. We refer to these products collectively as our NAS appliances. In addition, we sell disk drive storage upgrade systems, CD/DVD-ROM servers and arrays and tape backup products, which we refer to collectively as our non-NAS products. Over the last four years, we have significantly increased our focus on the development and sale of NAS appliances. We continue to develop more advanced NAS appliances and expect this business to be our principal business in the future. We are currently analyzing the market demands and opportunities for all of our non-NAS products, and we hope to transition users of these products to our growing line of more complex, generally higher margin NAS solutions.

    Changing Business Mix. In recent periods, we have experienced significantly reduced demand, revenues and gross margins for our non-NAS products and we have discontinued some non-NAS products. The demand for our CD servers and arrays has declined and we have experienced increased pricing pressures on our disk drive storage upgrade systems, resulting in lower overall revenues and gross margins. Our gross margins vary significantly by product line, and, therefore, our overall gross margin varies with the mix of products we sell. For example, our sales of CD servers and arrays have historically generated higher gross margins than those of our tape back-up and disk drive products. In future periods, as sales of our higher margin NAS appliances continue to increase as a percentage of total sales, we expect our overall gross margins to be positively affected.

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

    In addition, under a product evaluation program established by us, our indirect channel partners and end-users generally are able to purchase appliances on a trial basis and return the appliances within a specified period, generally 30-60 days, if they are not satisfied. The period may be extended if the customer needs additional time to evaluate the product within the customer's particular operating environment. The value of evaluation units at customer sites at a financial reporting date are included in inventory as finished goods. At July 31, 2000 and 2001, inventory related to evaluation units was approximately $1.5 million and $2.2 million, respectively. We do not record evaluation units as sales until the customer has notified us of acceptance of these units.

    Costs and Expenses. Our cost of sales consists primarily of the cost of components produced by our suppliers, such as disk drives, cabinets, power supplies, controllers and CPUs, our direct and indirect labor expenses and related overhead costs such as rent, utilities and manufacturing supplies and other expenses. In addition, cost of sales includes third party license fees, warranty expenses and reserves for obsolete inventory.

    Selling, general and administrative expenses include costs directly associated with the selling process such as salaries and commissions of sales personnel, marketing, direct and cooperative advertising and travel expenses. General and administrative expenses include our general corporate expenses, such as salaries and benefits, rent, utilities, bad debt expense, legal and other professional fees and expenses, depreciation and amortization of goodwill. These costs are expensed as incurred.

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

    The following table sets forth consolidated statement of operations data as a percentage of net sales for each of the periods indicated:

                                                             YEAR ENDED JULY 31,
                                                      --------------------------------
STATEMENT OF OPERATIONS                                1999         2000         2001
                                                      -----        -----        -----
Net sales                                             100.0%       100.0%       100.0%
Cost of sales                                          72.1         73.1         63.6
                                                      -----        -----        -----
    Gross profit                                       27.9         26.9         36.4
Operating expenses:
    Selling, general and administrative                26.0         34.7         50.7
    Research and development                            5.4         11.4         15.3
    Acquired in-process research and development         --           --         10.2
    Impairment and restructuring charge                 1.6           --           --
                                                      -----        -----        -----
    Total operating expenses                           33.0         46.1         76.2
                                                      -----        -----        -----
Operating loss                                         (5.1)       (19.2)       (39.8)
                                                      -----        -----        -----
Interest income (expense), net                          1.2          1.7         (2.2)
                                                      -----        -----        -----
Loss before income taxes                               (3.9)       (17.5)       (42.0)
Provision (benefit) for income taxes                   (1.1)        (4.8)         4.3
                                                      -----        -----        -----
Net loss                                               (2.8)%      (12.7)%      (46.3)%
                                                      =====        =====        =====

FISCAL YEAR ENDED JULY 31, 2001 COMPARED TO FISCAL YEAR ENDED JULY 31, 2000

    Net sales decreased by 33.7% to $41.9 million in fiscal 2001, from $63.2 million in fiscal 2000. This decrease resulted from a significant decrease in unit sales of our legacy products, which include CD servers and arrays and disk drive storage upgrade systems, and the effect of the strategic discontinuance of specific product lines. We expect to see continued weakness in the demand for our disk drive storage upgrade systems, CD servers and arrays and non-NAS product sales throughout fiscal 2002, and we may accelerate the discontinuance of our non-NAS products.

    Net sales related to our NAS appliances increased 62.7% to $28.4 million in fiscal 2001, from $17.4 million in fiscal 2000. This increase was primarily the result of increased unit sales of our NetFORCE NAS appliances offset by decreased sales of our DataFORCE NAS appliances.

    International sales were $23.3 million, or 55.7% of our net sales, for fiscal 2001 compared to $26.2 million, or 41.4% of our net sales, in fiscal 2000. The decrease in international sales is due primarily to reduced sales of non-NAS products by our German subsidiary. As a percentage of overall sales, international sales improved over fiscal 2000 due primarily to sales of our NAS products to customers in Europe and Asia, including sales of approximately $5.2 million to a European storage service provider, other sales of NAS appliances by our German and Swiss subsidiaries, and reduced U.S. sales of our CD servers and arrays. There can be no assurance that our revenues of our NAS products will continue to increase in any particular quarter or period, or that any specific customers will continue to purchase our products in such period.

    Gross profit decreased to $15.3 million for fiscal 2001 from $17.0 million for fiscal 2000. Gross margin increased to 36.4% for the year ended July 31, 2001, from 26.9% for the comparable period in fiscal 2000. The increase in gross margin was primarily the result of the higher percentage of NAS revenues, offset to a lesser extent by a reduction in sales of CD servers and arrays, which have historically experienced higher margins, and an increase in our inventory reserves associated with the discontinuation of specific product lines in the fourth quarter of fiscal 2001. In addition, we realized reduced margins on lower sales of disk drive upgrade systems due to price erosion in the disk drive upgrade industry. We expect that gross margins may be impacted by continuing reductions in sales of some of our higher margin non-NAS product lines, such as CD servers and arrays.

    Selling, general and administrative expenses decreased 3.2% to $21.2 million in fiscal 2001, from $21.9 million in fiscal 2000, and increased as a percentage of net sales to 50.7% from 34.7%. The dollar decrease in selling, general and administrative expenses was primarily the result of reduced sales and administrative salaries and commissions, reduced cooperative advertising costs and reduced expenses of our German subsidiary offset by increased selling and administrative costs of our Italian subsidiary and a $3.3 million increase in our accounts receivables reserves due primarily to the weak economic conditions and their impact on the financial stability of several of our customers. In addition, we incurred reduced advertising, marketing and travel costs, offset somewhat by increased legal fees and increases in the cost of personnel necessary to support our NAS sales and marketing efforts. During fiscal 2001, we continued to identify and eliminate certain positions and functions not related to our core NAS activities. As a result, we experienced some reductions in selling, general and administrative expenses in the past year. We expect overall selling, general and administrative expenses in the next fiscal year to continue to decrease as we continue our cost saving initiatives undertaken in fiscal 2001.

    Research and development expenses decreased 10.9% to $6.4 million, or 15.3% of net sales, in fiscal 2001, from $7.2 million, or 11.4% of net sales, in fiscal 2000. The dollar decrease was due primarily to reduced costs for evaluation units and test supplies offset slightly by increases in compensation expense for additional NAS software programmers and hardware developers. As we continue to support the growth of our NAS business, we do anticipate a decrease in our research and development expenses in the next fiscal year as we undertake cost saving initiatives in fiscal 2002.

    Acquired in-process research and development. In December 2000, we acquired the outstanding shares of Scofima, an Italian company engaged in software development. We employed an appraiser to value the assets of Scofima. The appraiser assigned a value of approximately $4.3 million to in-process research and development relating to software being developed by Scofima which had not yet reached technological feasibility and for which no alternative future use was available. As a result, we incurred a one-time charge of $4.3 million in the second quarter of fiscal 2001. See discussion of assumptions used by appraiser in Note 12 to the Consolidated Financial Statements.

    Interest income decreased 23.3% to $0.8 million in fiscal 2001, from $1.1 million in fiscal 2000. This decrease is due primarily to a decline in our average investable cash position, which we had historically invested in investment-grade commercial paper with maturities of less than 90 days, during fiscal 2001. This decrease was partially offset by interest earned on net proceeds received from the sale of our common stock in the fourth quarter of fiscal 2001.

    Interest expense increased to $1.7 million for the year ended July 31, 2001 compared to the comparable period in fiscal 2000. The increase is attributable to the issuance of a $15.0 million 6% convertible debenture, borrowings under our CIT term loan agreement and amortization of prepaid loan costs, which included a write-off of $0.3 million in debt issuance costs associated with the $5.0 million convertible debenture repayment. In addition, in the first quarter of fiscal 2001 our new corporate headquarters was placed into service and we began to incur interest expense on the amount we have financed for our building. Previously, interest expense had been capitalized as part of the development cost of our headquarters.

    Provision (Benefit) for Income Taxes. The fiscal 2001 provision of $1.8 million represents primarily an increase in our deferred tax asset valuation allowance. At July 31, 2001, we have recorded a valuation allowance equal to the net deferred tax asset. As to our ability to successfully transition to and grow our NAS product sales, the realization of the tax benefits relating to our net deferred tax asset will be dependent on our ability to return to profitability, which management believes will occur in fiscal 2002.

FISCAL YEAR ENDED JULY 31, 2000 COMPARED TO FISCAL YEAR ENDED JULY 31, 1999

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

LIQUIDITY AND CAPITAL RESOURCES

    As of July 31, 2001, we had cash and cash equivalents totaling $25.4 million.

    Net cash used in operating activities was $18.2 million in fiscal 2001 and $4.4 million in fiscal 2000. Net cash provided by operating activities was $1.3 million in fiscal 1999. Net cash used in operating activities in fiscal 2001 relates primarily to our net loss, net of a $4.3 million one-time charge relating to acquired in-process research and development, increases in our accounts receivable as we granted extended terms to our foreign customers offset by an increase in reserves of $3.3 million relating to weak global economic conditions and their impact on the financial stability of several of our customers, and a decrease in accounts payable, as we paid off nearly all of the costs of our corporate headquarters which was completed in September 2000. These uses of cash were slightly offset by decreases in our inventories, which included an increase in reserves of $1.2 million primarily associated with the discontinuation of specific product lines and the receipt of approximately $2.7 million of our income tax refund receivable. Net cash used in operating activities in fiscal 2000 resulted from a net loss before non-cash charges of $8.0 million offset in part by a decrease in working capital. Net cash provided by operating activities in fiscal 1999 was entirely the result of a decrease in working capital as our net loss adjusted for non-cash charges was negligible.

    Net cash used in investing activities was $3.0 million in fiscal 2001, while net cash provided by investing activities was $1.7 million in fiscal 2000 and $18.0 million in fiscal 1999. Net cash used in investing activities in fiscal 2001 was the result of expenditures of $1.5 million to complete our corporate headquarters and purchases of $1.3 million of other property and equipment. Net cash provided by investing activities in fiscal 2000 was a result of the redemption of $9.0 million of short-term marketable securities partially offset by purchases of $1.7 million of property and equipment and $5.6 million in costs to construct our corporate headquarters. Net cash used in investing activities in 1999 resulted from the purchases of $9.1 million of property and equipment and $9.0 million of investments in short-term marketable securities.

    Net cash provided by financing activities was $31.2 million in fiscal 2001 compared to $5.0 million and $6.8 million in fiscal 2000 and fiscal 1999, respectively. Net cash provided by financing activities in fiscal 2001 resulted primarily from the sale of 3,800,000 shares of our common stock, the issuance of a $15.0 million convertible debenture, and approximately $1.1 million in stock option exercises and employee stock purchases, reduced by the repayment of approximately $10.8 million in loans previously secured by our commercial paper portfolio and $5.0 million in convertible debentures. Net cash provided by financing activities in fiscal 2000 resulted primarily from a $3.3 million increase in a loan payable and $1.4 million in stock option exercises and employee stock purchases. Net cash provided by financing activities in fiscal 1999 was primarily the result of borrowings of $7.5 million under a loan partially offset by net payments on our lines of credit and repurchases of common stock.

    On July 31, 2000, we had established a revolving line of credit with Finova Capital Corporation. The line had been based on a percentage of our eligible accounts receivable and inventory, up to a maximum of $10,000,000. In early October 2000, we paid off all amounts outstanding under the Finova line of credit and replaced it with the line of credit with CIT Business Credit (see below).

    On October 10, 2000, we entered into a term loan agreement and a three-year working capital line of credit with CIT Business Credit ("CIT"). A term loan of $4.0 million, due and payable upon the finalization of a long-term mortgage on our corporate headquarters or paid in 12 monthly installments commencing April 1, 2001, was repaid in May 2001. An initial term loan of $1.0 million, due and payable in 90 days, was repaid on November 1, 2000. The term loans under the agreement incurred interest at the lender's prime rate (6.75% per annum at July 31, 2001), plus .5%, with increases if the loan was not reduced according to a fixed amortization. The working capital line of credit allows us to borrow, on a revolving basis, for a period of three years, a specified percentage of our eligible accounts receivable and inventories (approximately $2.9 million at July 31, 2001), up to a limit of $5.0 million. Amounts outstanding under the working capital line bear interest at the lender's prime rate plus .25%. At July 31, 2001, no amounts were outstanding under the various credit arrangements. The lender charged approximately $130,000 for the credit facility, which is being amortized as interest expense over the term of the credit agreement. The line of credit accrues various monthly maintenance, minimum usage and early termination fees. The line of credit requires certain financial and other covenants, including the maintenance of a minimum EBITDA requirement for each fiscal quarter beginning in the quarter ended January 31, 2001. At July 31, 2001, we were not in compliance with the minimum EBITDA requirement. Although we have repaid all amounts outstanding under the credit facility and do not intend to borrow against the line of credit in fiscal 2002, CIT may elect to decline making any advances under the line of credit or may terminate the line. In addition, if advances are made while we are out of compliance with the financial or other covenants, CIT may charge us the default rate of interest (currently 9.0% per annum) on those advances. We have initiated discussions with various other potential financing sources regarding an alternate short-term working capital financing arrangement. However, no assurance can be given that we will be successful in obtaining any such financing arrangement on favorable or any terms. The line of credit is collateralized by all of our assets.

    In addition to the CIT line of credit noted above, we replaced the Finova flooring line of credit with a flooring line with IBM Credit, which has committed to make $2.5 million in flooring inventory commitments available to us. As of July 31, 2001, we owed $531,000 under the flooring line. The flooring line is collateralized by the specific inventory purchased pursuant to the flooring commitments. CIT and IBM Credit have entered into an intercreditor agreement which determines the level of priority of either lender's security interest. The flooring line requires the maintenance of a minimum net worth of $16.0 million, and we were in compliance with this covenant at July 31, 2001. The flooring line also requires us to represent, at the time we request advances under the line, that we are in compliance with the terms of our other loan agreements. Because of our default of the financial covenant of the CIT credit line, we were out of compliance with this provision of the flooring line at July 31, 2001. Although we have no borrowings outstanding under the CIT credit line, we have advised IBM of the CIT default and have requested IBM to advise us that IBM will not declare a default under the IBM flooring line in respect of the CIT covenant default outstanding under the CIT credit line. If IBM were to declare a default under the flooring line, IBM could decline to make further advances under this line and or terminates. As of July 31, 2001, we had $531,000 outstanding under the flooring line.

    On October 31, 2000, we issued a $15.0 million convertible unsecured debenture to a private investor. The debenture bears interest at 6.0% per annum and is repayable in full on October 31, 2003, unless otherwise converted into our common stock. The debenture is convertible into our common stock at the investor's option at an initial conversion price of $22.79 per share, subject to antidilution adjustments, and at our option, if our common stock trades at more than 135% of the conversion then in effect for at least 20 consecutive trading days. The conversion price can be adjusted if we sell shares of our common stock at a price less than $22.79 per share while the debentures are outstanding. The conversion price under the debenture also automatically re-sets periodically. During these re-set periods, the conversion price will, for five consecutive trading days, adjust to 90% of the average closing price of our stock during the 10 trading days preceding each re-set period if this amount is less than the conversion price that would otherwise apply. The first re-set period began on May 15, 2001 and ended May 21, 2001. The next re-set period begins on October 31, 2001 and additional re-set periods will occur every six months thereafter. During the first re-set period, the investor elected to convert $5.0 million of the debenture at a re-set conversion price of approximately $9.71 per share. We elected to pay the investor in cash the $5.0 million principal amount of the debenture that the investor elected to convert during the first re-set period. Up to an additional $5.0 million of the debentures, plus any unpaid interest on that amount, may be converted at the re-set conversion price beginning on October 31, 2001, and any remaining portion of the debenture, plus any unpaid interest, may be converted at the re-set conversion price during any subsequent re-set period. We have the right to pay the investor in cash the principal amount of any portion of the debenture the investor elects to convert during a re-set period. If we were to issue shares at 90% of the trading price of our common stock upon conversion of the debenture during a re-set period, we would incur a material charge to our statement of operations, based on the difference between the price of our common stock and the value of the common stock at October 31, 2000. In connection with the issuance of the debenture, we issued to the investor a 5-year warrant to purchase up to 32,916 shares of our common stock at an initial exercise price of $32.55 per share, with the number of shares for which the warrant is exercisable and the exercise price subject to antidilution adjustments. We have valued the warrant using the Black-Scholes model, with the following assumptions: Expected life -- 5 years, Risk free interest rate -- 6%, and Volatility -- 1.20. These factors yield a value of $562,000, which will be amortized through May 2002, the last re-set period.

    The principal amount of the debenture, net of the remaining unamortized warrant value, is classified as a current liability. At July 31, 2001, the debenture amount repayable was $10,000,000 and the unamortized warrant value was $274,000, for a net debenture value of $9,726,000. In addition to the warrant cost, approximately $700,000 of debt issuance costs were incurred in the debt transactions noted above. The unamortized cost of approximately $529,000 is included in prepaid expenses and will be amortized as interest expense through May 2002, the last re-set period.

    In June 2001, we completed the sale of 3,800,000 shares of common stock raising gross proceeds of approximately $34.2 million before issuance costs of $2.7 million. We intend to use offering proceeds in the future to pay any remaining indebtedness under the debenture. As a result of this offering, the conversion price of our outstanding debenture was adjusted to $19.57 pursuant to a weighted average adjustment under the terms of the debenture. In addition, the completion of the offering resulted in an adjustment to the exercise price of the warrant and to the number of our shares issuable upon exercise of the warrant pursuant to anti-dilution provisions of the warrant. As so adjusted, the warrant exercise price is $27.95 and the number of shares issuable upon exercise of the warrant is 38,333.

    In addition to the line of credit, our foreign subsidiaries in Germany, Italy and Switzerland have lines of credit with banks in their respective countries that are utilized primarily for overdraft and short-term cash needs. At July 31, 2001, approximately $8,000 was outstanding under these lines.

    In March 1999, we purchased an 8.3 acre parcel of land for $7.3 million in Irvine, California, for development of our corporate headquarters facility. Construction commenced in late 1999 and was completed in September 2000. The cost of the land together with the cost of constructing the facility, including capitalized interest and other carrying costs, is approximately $15.9 million, including $0.8 million in capitalized interest costs. We have leased approximately 5,400 square feet of the facility to a tenant for a four year lease term. We are attempting to lease 41,600 square feet of the building, and we are currently considering a variety of other financing options. There can be no assurance that we will be able to lease the space on favorable or any terms, or that we will be able to obtain any other financing.

    On September 14, 1998, our board of directors approved an open market stock repurchase program. We were authorized to effect repurchases of up to $2.0 million in shares of our common stock. We have repurchased a total of 77,845 shares at an average cost of $5.15 per share. No repurchases were made in the year ended July 31, 2001, and we do not intend to make additional repurchases. In September 2000, our Board terminated the repurchase program. We are prohibited from repurchasing our stock under the terms of our outstanding debentures.

    As is customary in the computer reseller industry, we are contingently liable at July 31, 2001 under the terms of repurchase agreements with several financial institutions providing inventory financing for dealers of our appliances. Under these agreements, dealers purchase our appliances, and the financial institutions agree to pay us for those purchases, less a pre-set financing charge, within an agreed payment term. Two of these institutions, Finova and IBM Credit Corporation, have also provided us with vendor inventory financing. The contingent liability under these agreements approximates the amount financed, reduced by the resale value of any appliances that may be repurchased, and the risk of loss is spread over several dealers and financial institutions. At July 31, 2000 and 2001, we were contingently liable for purchases made under these agreements of approximately $560,000 and $62,000, respectively. During the three years ended July 31, 2001, we were not required to repurchase any previously sold inventory pursuant to the flooring agreements.

    At July 31, 2001, we recorded a valuation allowance equal to the net deferred tax asset totaling approximately $9.0 million.

    On December 28, 2000, we acquired all of the issued and outstanding capital stock of Scofima Software S.r.l., a company organized under the laws of Italy ("Scofima"), in exchange for 480,000 shares of our common stock. Under our agreement with the former shareholders of Scofima, we registered for resale by those shareholders the shares issued to them in the acquisition. Scofima had an option to acquire a software system designed as a caching and content distribution solution. Immediately prior to our acquisition of Scofima, Scofima exercised their option, and acquired the software system. The purpose of the software is to provide functionalities that are necessary for the content delivery market of the internet. The software had been in development for approximately 2-3 years, involving 5 programmers and system developers. The software was not complete at the date of acquisition, and was not yet determined to be technologically feasible. We are currently completing the software and expect to release it in the third quarter of fiscal 2002. We issued 480,000 shares valued at $12 per share and incurred approximately $250,000 in acquisition costs in exchange for the outstanding shares of Scofima. Scofima had net assets of approximately $500,000 at the date of acquisition. The transaction was accounted for as a purchase of assets. We employed an appraiser to identify the values of the assets acquired, including, among other assets, certain in process research and development costs. The amount of purchase price allocated to in-process research and development was determined by estimating the stage of development of the software, estimating future cash flows from projected revenues, and discounting those cash flows to present value. The discount rate applied was 25%. The incremental product sales resulting from the products incorporating the software are estimated to be $44 million over the initial four years of sales with sales growing from approximately $1.5 million in the initial year to $13.4 million in the fourth year. The appraiser concluded, and we have determined, that approximately $4.3 million of the purchase price was related to research and development efforts that had not attained technological feasibility and for which no future alternative use was expected. We have expensed the value of the research and development as of the date of the acquisition of Scofima and capitalized the fair value of the other assets acquired as determined and allocated by the appraiser, including the value of the assembled workforce of approximately $0.2 million and developer relationships valued at $0.1 million, which will be amortized over 4 years, with the remainder of $1.4 million assigned to goodwill, which will be amortized over 4 years.

    We transact business in various foreign countries, but we only have significant assets deployed outside the United States in Germany, Italy and Switzerland. We have effected intercompany advances and sold goods to our German subsidiary as well as our subsidiaries in Italy and Switzerland denominated in U.S. dollars, and those amounts are subject to currency fluctuation, and require constant revaluation on our financial statements. While a significant reduction in valuation of various currencies such as the Euro (to which the value of the German mark and the Italian lira are pegged) and the Swiss franc could lead to lower sales as our products become more expensive for foreign customers, we do not believe that the currency fluctuations have had a material impact on our liquidity. Our reported sales can be affected by changes in the currency rates in effect in any particular period. Also, these foreign currency fluctuations can cause us to report more or less in sales by virtue of the translation of the subsidiary's sales into U.S. dollars at an average rate in effect throughout the year. Also, we have funded operational losses of our subsidiaries of approximately $3.2 million since we purchased them, and if our subsidiaries continue to incur operational losses, our cash and liquidity would be negatively impacted.

    We expect to have sufficient cash generated from operations and from our recently completed common stock offering to meet our anticipated cash requirements for the next twelve months.

NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. This statement is effective for the first fiscal quarter of fiscal years beginning after June 15, 2000. Adoption of this statement did not have a material impact on our consolidated financial position, results of operations or cash flows.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended, ("SAB 101") which was effective for us in the fourth quarter of fiscal 2001. Adoption of SAB101 did not have a material effect on our consolidated financial position or results of operations.

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

    The Company is required to adopt the provisions of SFAS 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and SFAS 142 is effective August 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS 142.

    SFAS 141 will require upon adoption of SFAS 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

    In connection with the transitional goodwill impairment evaluation, SFAS 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

    And finally, any unamortized negative goodwill existing at the date SFAS 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

    As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $1,140,000, and unamortized identifiable intangible assets in the amount of $630,000, all of which will be subject to the transition provisions of SFAS 141 and 142. Amortization expense related to goodwill was $142,000, $167,000 and $340,000 for the years ended July 31, 1999, 2000 and
2001, respectively. Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. Adoption of this statement will not have a material impact on our consolidated financial position or results of operations.

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

COMPETING DATA STORAGE TECHNOLOGIES MAY EMERGE AS A STANDARD FOR DATA STORAGE SOLUTIONS WHICH COULD CAUSE GROWTH IN THE NAS MARKET NOT TO MEET OUR EXPECTATIONS AND DEPRESS OUR STOCK PRICE.

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

THE RECENT TERRORIST ATTACKS MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

    The terrorist attacks in New York and Washington, D.C. on September 11, 2001 appear to be having an adverse effect on business, financial and general economic conditions. These effects may, in turn, have an adverse effect on our business and results and operations. At this time, however, we are not able to predict the nature, extent and duration of these effects on overall economic conditions or on our business and operating results.

THE CALIFORNIA ENERGY CRISIS IS CAUSING US TO EXPERIENCE SIGNIFICANTLY HIGHER ENERGY COSTS AND OCCASIONAL INTERRUPTIONS IN OUR SUPPLY OF ELECTRICAL POWER, WHICH COULD DISRUPT OUR BUSINESS, HARM OUR OPERATING RESULTS AND DEPRESS THE PRICE OF OUR COMMON STOCK.

    California is currently experiencing a shortage of electrical power and other energy sources. This shortage has resulted in significantly higher electricity and other energy costs and has occasionally resulted in rolling brown-outs, or the temporary and generally unannounced loss of the primary electrical power source. The computer and manufacturing equipment and other systems in our headquarters in Irvine, California, are powered by electricity. Currently, we do not have secondary electrical power sources to mitigate the impacts of temporary or longer-term electrical outages. It is not anticipated that the energy shortages will abate soon;

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

DUE TO DETERIORATING U.S. AND WORLD ECONOMIC CONDITIONS, INFORMATION TECHNOLOGY SPENDING ON DATA STORAGE AND OTHER CAPITAL EQUIPMENT COULD DECLINE. IF TECHNOLOGY SPENDING IS REDUCED, OUR SALES AND OPERATING RESULTS COULD BE HARMED.

    Many of our customers are affected by economic conditions in the United States and throughout the world. Many companies have announced that they will reduce their spending on data storage and other capital equipment. If spending on data storage technology products is reduced by customers and potential customers, our sales could be harmed, and we may experience greater pressures on our gross margins. If economic conditions do not improve, or if our customers reduce their overall information technology purchases, our sales, gross profits and operating results may be reduced.

IF WE FAIL TO INCREASE THE NUMBER OF DIRECT AND INDIRECT SALES CHANNELS FOR OUR NAS PRODUCTS, OUR ABILITY TO INCREASE NET SALES MAY BE LIMITED.

    In order to grow our business, we will need to increase market awareness and sales of our NAS appliances. To achieve these objectives, we believe it will be necessary to increase the number of our direct and indirect sales channels. We plan to increase the number of our field sales personnel. However, there is intense competition for these professionals, and we may not be able to attract and retain sufficient new sales personnel.

    We also plan to expand revenues from our indirect sales channels, including distributors, VARs, and systems integrators. To do this, we will need to modify and expand our existing relationships with these indirect channel partners, as well as enter into new indirect sales channel relationships. We may not be successful in accomplishing these objectives. If we are unable to expand our direct or indirect sales channels, our ability to increase revenues may be limited.

BECAUSE WE DO NOT HAVE EXCLUSIVE RELATIONSHIPS WITH OUR DISTRIBUTORS OR RESELLERS, SUCH AS INGRAM MICRO, TECH DATA, COMPUCOM AND CUSTOM EDGE, THESE CUSTOMERS MAY GIVE HIGHER PRIORITY TO PRODUCTS OF COMPETITORS, WHICH COULD HARM OUR OPERATING RESULTS.

    Our distributors and resellers generally offer products of several different companies, including products of our competitors. Accordingly, these distributors and resellers, such as Ingram Micro, Tech Data, Compucom, and Custom Edge may give higher priority to products of our competitors, which could harm our operating results. In addition, our distributors and resellers often demand additional significant selling concessions and inventory rights, such as limited return rights and price protection. We cannot assure you that sales to our distributors or resellers will continue, or that these sales will be profitable.

BECAUSE WE HAVE ONLY APPROXIMATELY FOUR YEARS OF OPERATING HISTORY IN THE NAS MARKET, WHICH IS NEW AND RAPIDLY EVOLVING, OUR HISTORICAL FINANCIAL INFORMATION IS OF LIMITED VALUE IN PROJECTING OUR FUTURE OPERATING RESULTS OR PROSPECTS.

    We have been manufacturing and selling our NAS products for only approximately four years. For the years ended July 31, 1999, 2000 and 2001, these products accounted for approximately 8%, 28% and 68% of our total net sales, respectively. We expect sales of our NAS products to represent an increasing percentage of our net sales in the future. Because our operating history in the NAS product market is only approximately four years, as well as the rapidly evolving nature of the NAS market, it is difficult to evaluate our business or our prospects. In particular, our historical financial information is of limited value in projecting our future operating results.

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

    Three customers accounted for approximately 45% and 54% of our total accounts receivable at July 31, 2000 and July 31, 2001, respectively, and one customer accounted for approximately 9% and 7% of our sales in fiscal 1999 and 2000, respectively, while another customer, Storway, a European storage service provider, accounted for 12% of our net sales in fiscal 2001. In fiscal 1999, 2000, and 2001, we sold our non-NAS products principally to distributors and master resellers such as Ingram Micro, Tech Data, Custom Edge (previously Inacom) and Compucom. Unless and until we diversify and expand our customer base for NAS products, our future success will depend to a large extent on the timing and size of future purchase orders, if any, from these customers. In addition, we expect that single site purchasers of large installations of our NAS products will purchase large volumes of our NAS products over relatively short periods of time. This will cause both our sales and our accounts receivable to be highly concentrated and significantly dependent on one or only a few customers, as has occurred in fiscal year 2001. If we lose a major customer, or if one of our customers significantly reduces its purchasing volume or experiences financial difficulties and is unable to or does not pay amounts owed to us, our results of operations would be adversely affected. During the fourth quarter of fiscal 2001, we increased our reserves for accounts receivable by $3.3 million. We cannot be certain that customers that have accounted for significant revenues in past periods will continue to purchase our products or fully pay for products they purchase in future periods.

OUR GROSS MARGINS OF OUR VARIOUS PRODUCT LINES HAVE FLUCTUATED SIGNIFICANTLY IN THE PAST AND MAY CONTINUE TO FLUCTUATE SIGNIFICANTLY. FOR EXAMPLE, WE MAY SEE REDUCED SALES OF HIGHER-MARGIN CD SERVERS OR NOTEBOOK UPGRADE PRODUCTS AND WE MAY NOT SEE INCREASED SALES OF OUR NAS APPLIANCES.

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

IF WE ARE UNABLE TO MANAGE OUR INTERNATIONAL OPERATIONS EFFECTIVELY, OUR OPERATING RESULTS COULD BE MATERIALLY ADVERSELY AFFECTED.

    Net sales to our international customers, including export sales from the United States, accounted for approximately 33%, 41% and 56% of our net sales for the years ended July 31, 1999, 2000, 2001, respectively. We believe that our growth and profitability will require successful expansion of our international operations to which we have committed significant resources. Our international operations will expose us to operational challenges that we would not otherwise face if we conducted our operations only in the United States. These include:

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

    Any of these factors could have an adverse impact on our existing international operations and business or impair our ability to continue expanding into international markets. For example, our reported sales can be affected by changes in the currency rates in effect during any particular period. The effects of currency fluctuations were evident in our results of operations for the fiscal year 2001. During this period, the Euro and two currencies whose values are pegged to the Euro, fluctuated significantly against the U.S. dollar. As a result, we incurred a foreign currency loss of approximately $160,000 in the first quarter of fiscal 2001, a foreign currency gain of $219,000 in the second quarter of fiscal 2001, and foreign currency losses of $97,000 and $16,000 in the third and fourth quarters of fiscal 2001, respectively. Also, these currency fluctuations can cause us to report higher or lower sales by virtue of the translation of the subsidiary's sales into U.S. dollars at an average rate in effect throughout the fiscal year. In addition, we have funded operational losses of our subsidiaries of approximately $3.2 million between the date of purchase and July 31, 2001, and if our subsidiaries continue to incur operational losses, our cash and liquidity would be negatively impacted.

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

    We may from time to time receive claims that we are infringing third parties' intellectual property rights or claims that our own trademarks, patents or other intellectual property rights are invalid. For example, we have been notified by Intel Corporation that our products may infringe some of the intellectual property rights of Intel. In its notification, Intel offered us a non-exclusive license for patents in their portfolio. We are investigating whether our products infringe the patents of Intel, and we have had discussions with Intel regarding this matter. We do not believe that we infringe the patents of Intel, but our discussions and our investigation are ongoing, and we expect we will continue discussions with Intel. We cannot assure you that Intel would not be successful in asserting a successful claim of infringement, or if we were to seek a license from Intel regarding its patents, that Intel would continue to offer us a non-exclusive license on any terms. We expect that companies in our markets will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. The resolution of any claims of this nature, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays, require us to redesign our products or require us to enter into royalty or licensing agreements, any of which could harm our operating results. Royalty or licensing agreements, if required, might not be available on terms acceptable to us or at all. The loss of access to any key intellectual property right could harm our business.

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

    Our revenues in any quarter may also be affected by product returns and any warranty obligations in that quarter. Many of our distribution and reseller customers have limited return rights. In addition, we generally extend warranties to our customers that correspond to the warranties provided by our suppliers. If returns exceed applicable reserves or if a supplier were to fail to meet its warranty obligations, we could incur significant losses. In fiscal 2000 and 2001, we experienced product return rates of approximately 14% and 12%, respectively. This rate may vary significantly in the future, and we cannot assure you that our reserves for product returns will be adequate in any future period.

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

    In recent periods, we have experienced significant declines in net sales and gross profit, and we have incurred operating losses. We incurred operating losses of $5.2 million for fiscal 1999, $12.1 million for fiscal 2000 and $16.6 million (including a charge for in-process research and development) in fiscal year 2001. We expect to continue to incur operating losses through at least the third quarter of fiscal 2002. As part of our strategy to focus on the NAS market, we plan to increase our field sales force. We will need to increase our revenues from our NAS products to achieve and maintain profitability. The revenue and profit potential of these products is unproven. We may not be able to generate significant or any revenues from our NAS products or achieve or sustain profitability in the future. If we are unable to achieve or sustain profitability in the future, we will have to seek additional financing in the future, which may not be available to us on favorable or any terms.

CONTROL BY OUR EXISTING SHAREHOLDERS COULD DISCOURAGE POTENTIAL ACQUISITIONS OF OUR BUSINESS THAT OTHER SHAREHOLDERS MAY CONSIDER FAVORABLE.

    As of October 10, 2001, our executive officers and directors beneficially owned approximately 5,800,000 shares, or approximately 36% of the outstanding shares of common stock. Acting together, these shareholders would be able to exert substantial influence on matters requiring approval by shareholders, including the election of directors. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could in turn have an adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the market price for their shares of common stock.

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

WE HAVE ISSUED CONVERTIBLE DEBENTURES, AND THE OBLIGATIONS OF THE DEBENTURES POSE RISKS TO THE PRICE OF OUR COMMON STOCK AND OUR OPERATIONS.

    On October 31, 2000, we issued 3-year $15 million convertible debentures to a private investor. The debentures provide that, in certain circumstances, the holder of the debentures may convert their position into our stock, or demand that we repay outstanding amounts with cash. The terms and conditions of the debentures pose unique and special risks to our operations and the price of our common stock. Some of those risks are discussed in more detail below.

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

    The conversion price under the debentures will automatically re-set periodically. During these re-set periods, the conversion price will, for five consecutive trading days, adjust to 90% of the average closing price of our stock during the 10 trading days preceding each re-set period if this amount is less than the conversion price that would otherwise apply. The first re-set period began on May 15, 2001 and ended on May 21, 2001. The next re-set period begins on October 31, 2001 and additional re-set periods will occur every six months thereafter. During the first re-set period, the investor elected to convert $5.0 million of the debentures at a re-set conversion price of approximately $9.71 per share. We have paid the investor in cash the $5.0 million principal amount of the debentures that the investor elected to convert during the first re-set period. Up to an additional $5.0 million of the debentures, plus any unpaid interest on that amount, may be converted at the re-set conversion price beginning on October 31, 2001, and any remaining debentures, plus any unpaid interest, may be converted at the re-set conversion price during any subsequent re-set period. We have received a notice that the investor intends to seek payment or conversion of the payment, due on October 31, 2001. We intend to make a payment in cash to satisfy any investor demand.

    We have the right to pay the investor in cash the principal amount of any portion of the debentures the investor elects to convert during a re-set period. If we do not elect to pay cash to satisfy any future conversions of the remaining portion of the debentures during subsequent re-set periods, the number of shares of our common stock that we would be required to issue upon conversion of the remaining portion of the debentures at the re-set conversion price could be substantial. For example, if the 10-trading day average of our shares preceding a re-set period were to be $.50 per share, which is 75% lower than the lowest closing price reached by our shares since the date the debentures were issued, the re-set conversion price would be approximately $.45 per share. If the remaining $10.0 million principal amount of the debentures were to be converted at this price, we would be required to issue the investor approximately 22,400,000 shares, which would result in the investor owning 58.4% of our outstanding stock after giving effect to such issuance to the investor.

WE WILL RECORD A CHARGE IF THE DEBENTURES ARE CONVERTED AT A CONVERSION PRICE THAT IS LESS THAN $22.79, OR IF WE SATISFY AN INVESTOR DEMAND FOR REPAYMENT OR CONVERSION.

    If we issue shares of our common stock at a conversion price that is less than $22.79 per share, we will record a charge to our statement of operations in an amount equal to the intrinsic value of the beneficial conversion feature. This value would be determined by subtracting the number of shares of our common stock issuable upon conversion of the applicable portion of the debentures at a conversion price of $22.79 from the number of shares issuable upon conversion of that portion of the debentures at the lower conversion price, and multiplying the difference by $22.79, the closing price of our common stock on the date we issued the debentures. Any such charge, if recorded, would be a material non-cash charge and would not affect our net shareholders' equity. In June 2001, we completed the sale of 3,800,000 shares of common stock raising gross proceeds of approximately $34.2 million before issuance costs of $2.7 million. As a result of this offering, the conversion price of our outstanding debenture was adjusted to $19.57 pursuant to a weighted average adjustment under the terms of the debenture. In addition, the completion of the offering resulted in an adjustment to the exercise price of the warrant and to the number of our shares issuable upon exercise of the warrant pursuant to anti-dilution provisions of the warrant. As so adjusted, the warrant exercise price is $27.95 and the number of shares issuable upon exercise of the warrant is 38,333.

    Also, we are amortizing certain debt issuance costs and the cost of the warrant we issued to the investor. These costs will be amortized as interest expense through May 2002, the last re-set period. At July 31, 2001, the amount relating to unamortized debt issuance costs and warrant costs was approximately $529,000.

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

THE DEBENTURES PROVIDE FOR VARIOUS EVENTS OF DEFAULT THAT WOULD ENTITLE THE INVESTOR TO REQUIRE US TO REPAY THE ENTIRE AMOUNT OWED IN CASH WITHIN THREE DAYS. IF AN EVENT OF DEFAULT OCCURS, WE MAY BE UNABLE TO IMMEDIATELY REPAY THE AMOUNT OWED, AND ANY REPAYMENT MAY LEAVE US WITH LITTLE OR NO WORKING CAPITAL IN OUR BUSINESS.

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

    At July 31, 2001, we are in default under a financial covenant of the CIT loan agreement, although there is no amount outstanding under this loan agreement. The investor has informally advised us that it will not declare an event of default under the debenture as long as there is no amount outstanding under the CIT loan agreement.

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

    We paid Brighton Capital, Ltd. $375,000 for its introduction to us of the purchaser of our 6% convertible debentures. In March 2001, the Staff of the Securities and Exchange Commission informed us that the receipt by Brighton Capital of this payment may be inconsistent with the registration provisions of
Section 15 of the Securities Exchange Act of 1934, as amended. If this payment were determined to be inconsistent with Section 15, then, under Section 29 of the Securities Exchange Act:

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

    The agreements we executed when we issued these debentures prohibit us from obtaining additional equity or equity equivalent financing for a period of 180 trading days after the effective date (May 11, 2001) of the registration statement covering the resale of the shares issuable upon conversion of the debentures, we would not, without the investor's consent, obtain additional equity or equity equivalent financing unless we first offer the investor the opportunity to provide such financing upon the terms and conditions proposed. These restrictions have several exceptions, such as issuances of options to employees and directors, strategic transactions and acquisitions and bona fide public offerings with gross proceeds exceeding $20 million. The restrictions described in this paragraph may make it extremely difficult to raise additional equity capital during this 180-day period. We may need to raise such additional capital, and if we are unable to do so, we may have little or no working capital for our business, and the market price of our stock may decline.

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

    Other events over which you have no control could result in the issuance of additional shares of our common stock, which would dilute your ownership percentage. Our issuance of 480,000 shares in connection with the acquisition of Scofima Software S.r.l. is an example of an issuance of additional shares to finance an acquisition that may dilute your ownership. Also in June 2001, we completed the sale of 3.8 million shares of our common stock in an offering. In the future, we may issue additional shares of common stock or preferred stock to raise additional capital or finance acquisitions, upon the exercise or conversion of outstanding options, warrants and shares of convertible preferred stock, or in lieu of cash payment of dividends. Our issuance of additional shares would dilute your shares.

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

    As discussed elsewhere in this Report on Form 10-K, construction of our headquarters in Irvine, California was completed in September 2000. Total costs for the headquarters facility, including land costs, were approximately $15.9 million. We may be seeking long-term mortgage financing for all or some of the facility cost during the next fiscal year. We have not "locked" in a commitment, and may therefore find such financing to be much more expensive as a result. Since July 31, 2000, we have entered into a line of credit and term loan agreements pursuant to which amounts outstanding bear interest at the lender's prime rate plus up to .50%. Accordingly, if we were to borrow funds under such agreements, we expect that we will experience interest rate risk on our debt.

FOREIGN CURRENCY EXCHANGE RISK

    We transact business in various foreign countries, but we only have significant assets deployed outside the United States in Germany. We have effected intercompany advances and sold goods to our German subsidiary, as well as our subsidiaries in Italy and Switzerland, denominated in U.S. dollars, and those amounts are subject to currency fluctuation and require constant revaluation on our financial statements. In fiscal 1999, 2000 and 2001, we incurred approximately $29,000, $213,000 and $54,000, respectively, in foreign currency losses which are included in our selling, general and administrative costs. We do not operate a hedging program to mitigate the effect of a significant rapid change in the value of the Euro, the German mark, or the Italian lira compared to the U.S. dollar. If such a change did occur, we would have to take into account a currency exchange gain or loss in the amount of the change in the U.S. dollar denominated balance of the amounts outstanding at the time of such change. Our net sales can also be affected by a change in the exchange rate because we translate sales of our subsidiaries at the average rate in effect during a financial reporting period. At July 31, 2001, approximately $9.6 million in current intercompany advances and accounts receivable from our foreign subsidiaries were outstanding. We can not assure you that we will not sustain a significant loss if a rapid or unpredicted change in value of the Euro or related European currencies should occur. We can not assure you that such a loss would not have an adverse material effect on our results of operations or financial condition.

ITEM 8. FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            PAGE
                                                            ----
Independent Auditors' Report ..........................      36
Consolidated Balance Sheets ...........................      37
Consolidated Statements of Operations .................      38
Consolidated Statements of Shareholders' Equity .......      39
Consolidated Statements of Cash Flows .................      40
Notes to Consolidated Financial Statements ............      41

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors of Procom Technology, Inc.:

We have audited the accompanying consolidated balance sheets of Procom Technology, Inc. and subsidiaries as of July 31, 2000 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended July 31, 2001. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule as of and for each of the years in the three-year period ended July 31, 2001. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Procom Technology, Inc. and subsidiaries as of July 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                            KPMG LLP

Orange County, California
September 26, 2001

                    PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                     JULY 31,
                                                          -------------------------------
                                                              2000               2001
                                                          ------------       ------------
ASSETS

Current assets:
  Cash and cash equivalents ........................      $  1,450,000       $ 25,419,000
  Short-term marketable securities, held to maturity        14,065,000                 --
  Accounts receivable, less allowance for doubtful
    accounts and sales returns of $2,752,000 and
    $6,412,000, respectively .......................         6,699,000         11,979,000
  Inventories, net .................................         8,430,000          6,292,000
  Income tax receivable ............................         2,699,000             18,000
  Deferred income taxes ............................         1,833,000                 --
  Prepaid expenses .................................           372,000          1,184,000
  Other current assets .............................           296,000            310,000
                                                          ------------       ------------
      Total current assets .........................        35,844,000         45,202,000
Property and equipment, net ........................        16,034,000         17,766,000
Other assets .......................................           918,000          2,259,000
                                                          ------------       ------------
      Total assets .................................      $ 52,796,000       $ 65,227,000
                                                          ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Lines of credit ..................................      $    610,000       $      8,000
  Loan payable .....................................        10,750,000                 --
  Accounts payable .................................         8,888,000          4,151,000
  Flooring line obligation .........................         1,511,000            531,000
  Accrued expenses and other current liabilities ...         1,837,000          2,052,000
  Accrued compensation .............................         1,213,000          1,194,000
  Deferred service revenues ........................           431,000            447,000
  Income taxes payable .............................                --             51,000
  Convertible debenture ............................                --          9,726,000
                                                          ------------       ------------
      Total current liabilities ....................        25,240,000         18,160,000

Shareholders' equity:
  Preferred stock, no par value; 10,000,000 shares
    authorized, no shares issued and outstanding ...                --                 --
  Common stock, $.01 par value; 65,000,000 shares
    authorized, 11,531,357 and 15,993,564 shares
    issued and outstanding, respectively ...........           115,000            160,000
  Additional paid-in capital .......................        19,685,000         58,575,000
  Retained earnings (accumulated deficit) ..........         8,007,000        (11,343,000)
  Accumulated other comprehensive loss .............          (251,000)          (325,000)
                                                          ------------       ------------
      Total shareholders' equity ...................        27,556,000         47,067,000
                                                          ------------       ------------
      Total liabilities and shareholders' equity ...      $ 52,796,000       $ 65,227,000
                                                          ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               THREE YEARS ENDED JULY 31,
                                                  -----------------------------------------------------
                                                      1999                2000                 2001
                                                  -------------       -------------       -------------
Net sales ..................................      $ 101,290,000       $  63,210,000       $  41,882,000
Cost of sales ..............................         73,003,000          46,189,000          26,625,000
                                                  -------------       -------------       -------------
    Gross profit ...........................         28,287,000          17,021,000          15,257,000

Selling, general and administrative expenses         26,314,000          21,930,000          21,235,000
Research and development expenses ..........          5,502,000           7,187,000           6,403,000
Acquired in-process research and development                 --                  --           4,262,000
Impairment and restructuring charge ........          1,626,000                  --                  --
                                                  -------------       -------------       -------------
    Total operating expenses ...............         33,442,000          29,117,000          31,900,000
                                                  -------------       -------------       -------------

    Operating loss .........................         (5,155,000)        (12,096,000)        (16,643,000)

Interest income ............................          1,248,000           1,055,000             809,000
Interest expense ...........................            (26,000)             (7,000)         (1,716,000)
                                                  -------------       -------------       -------------

  Loss before income taxes .................         (3,933,000)        (11,048,000)        (17,550,000)

  Provision (benefit) for income taxes .....         (1,058,000)         (3,064,000)          1,800,000
                                                  -------------       -------------       -------------

Net loss ...................................      $  (2,875,000)      $  (7,984,000)      $ (19,350,000)
                                                  =============       =============       =============

Net loss per common share:

     Basic and diluted .....................      $       (0.26)      $       (0.70)      $       (1.54)
                                                  =============       =============       =============


Weighted average number of common shares:

     Basic and diluted .....................         11,241,000          11,351,000          12,533,000
                                                  =============       =============       =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                 COMMON STOCK                                         ACC. OTHER
                                           ------------------------    ADDITIONAL        RETAINED    COMPREHENSIVE
                                             SHARES        AMOUNT    PAID IN CAPITAL     EARNINGS    INCOME (LOSS)     TOTAL
                                           -----------    ---------  ---------------   ------------    ---------    ------------
BALANCE AT JULY 31, 1998 .................  11,178,742    $ 112,000    $ 17,751,000    $ 18,866,000    $   3,000    $ 36,732,000

Comprehensive loss:
Net loss .................................          --           --              --      (2,875,000)          --      (2,875,000)
Foreign currency translation adjustment ..          --           --              --              --      (18,000)        (18,000)
                                                                                                                    ------------
  Comprehensive loss .....................                                                                            (2,893,000)

Exercise of employee stock options .......      41,013           --         152,000              --           --         152,000
Issuance of stock to employees ...........       5,531           --          39,000              --           --          39,000
Tax benefit from stock option exercises ..          --           --          71,000              --           --          71,000
Stock repurchases ........................     (77,845)      (1,000)       (400,000)             --           --        (401,000)
Acquisition of businesses ................      79,600        1,000         585,000              --           --         586,000
                                           -----------    ---------    ------------    ------------    ---------    ------------

BALANCE AT JULY 31, 1999 .................  11,227,041      112,000      18,198,000      15,991,000      (15,000)     34,286,000
                                           -----------    ---------    ------------    ------------    ---------    ------------

Comprehensive loss:
Net loss .................................          --           --              --      (7,984,000)          --      (7,984,000)
Foreign currency translation adjustment ..          --           --              --              --     (236,000)       (236,000)
                                                                                                                    ------------
  Comprehensive loss .....................                                                                            (8,220,000)

Compensatory stock options ...............          --           --          62,000              --           --          62,000
Exercise of employee stock options .......     278,587        3,000       1,112,000              --           --       1,115,000
Issuance of stock to employees ...........      25,729           --         313,000              --           --         313,000
                                           -----------    ---------    ------------    ------------    ---------    ------------

BALANCE AT JULY 31, 2000 .................  11,531,357      115,000      19,685,000       8,007,000     (251,000)     27,556,000
                                           -----------    ---------    ------------    ------------    ---------    ------------

Comprehensive loss:
Net loss .................................          --           --              --     (19,350,000)          --     (19,350,000)
Foreign currency translation adjustment ..          --           --              --              --      (74,000)        (74,000)
                                                                                                                    ------------
  Comprehensive loss .....................                                                                           (19,424,000)

Issuance of common stock through public
    offering, net of issuance costs of
    $2.7 million .........................   3,800,000       38,000      31,453,000              --           --      31,491,000
Acquisition of business ..................     480,000        5,000       5,755,000              --           --       5,760,000
Compensatory stock options ...............          --           --          41,000              --           --          41,000
Exercise of employee  stock options ......     157,401        2,000         845,000              --           --         847,000
Issuance of stock to employees ...........      24,806           --         234,000              --           --         234,000
Issuance of stock warrant to investor ....          --           --         562,000              --           --         562,000
                                           -----------    ---------    ------------    ------------    ---------    ------------

BALANCE AT JULY 31, 2001 ...............    15,993,564    $ 160,000    $ 58,575,000    $(11,343,000)   $(325,000)   $ 47,067,000
                                           ===========    =========    ============    ============    =========    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEARS ENDED JULY 31,
                                                                      --------------------------------------------------
                                                                          1999               2000                2001
                                                                      ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ...................................................      $ (2,875,000)      $ (7,984,000)      $(19,350,000)
    Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
    Depreciation and amortization ..............................         1,506,000            895,000          1,506,000
    Amortization of debt issuance costs related to stock warrant                --                 --            288,000
    Compensatory stock options .................................                --             62,000             41,000
    Acquired in-process research and development ...............                --                 --          4,262,000
    Impairment and restructuring charge ........................         1,408,000                 --                 --
    Deferred income taxes ......................................            19,000                 --          1,833,000
    Changes in operating accounts:
       Accounts receivable .....................................         7,883,000          1,949,000         (5,269,000)
       Inventories .............................................          (530,000)         1,543,000          2,138,000
       Income tax receivable ...................................        (2,859,000)           160,000          2,681,000
       Prepaid expenses ........................................           289,000            143,000           (812,000)
       Other current assets ....................................           (54,000)           (10,000)           (14,000)
       Other assets ............................................           187,000            (17,000)            61,000
       Accounts payable ........................................        (1,872,000)          (413,000)        (4,847,000)
       Accrued expenses and compensation .......................        (1,041,000)          (324,000)           196,000
       Tax benefits from stock option exercises ................            71,000                 --                 --
       Deferred service revenues ...............................           (87,000)          (413,000)            16,000
       Income taxes payable ....................................          (768,000)           (18,000)            51,000
                                                                      ------------       ------------       ------------
    Net cash provided by (used in) operating activities ........         1,277,000         (4,427,000)       (17,219,000)
                                                                      ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment .........................        (9,055,000)        (7,289,000)        (2,793,000)
    Purchases (redemptions) of short-term marketable securities         (9,008,000)         9,008,000                 --
    Acquisitions, net of cash acquired .........................            30,000                 --           (250,000)
                                                                      ------------       ------------       ------------
       Net cash provided by (used in) investing activities .....       (18,033,000)         1,719,000         (3,043,000)
                                                                      ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance (repayment) of loan payable .......................         7,500,000          3,250,000        (10,750,000)
    Issuance of convertible debenture ..........................                --                 --         15,000,000
    Repayment of convertible debenture .........................                --                 --         (5,000,000)
    Borrowings (repayments) under lines of credit ..............          (453,000)           356,000           (602,000)
    Flooring line obligation ...................................                --                 --           (980,000)
    Proceeds from employee stock purchases .....................            39,000            313,000            234,000
    Repurchase of common stock .................................          (401,000)                --                 --
    Proceeds from exercise of stock options ....................           152,000          1,115,000            847,000
    Net proceeds from issuance of common stock .................                --                 --         31,491,000
                                                                      ------------       ------------       ------------
       Net cash provided by financing activities ...............         6,837,000          5,034,000         30,240,000
Effect of exchange rate changes ................................           (18,000)          (236,000)           (74,000)
                                                                      ------------       ------------       ------------
Increase (decrease) in cash ....................................        (9,937,000)         2,090,000          9,904,000
Cash and cash equivalents at beginning of period ...............        23,362,000         13,425,000         15,515,000
                                                                      ------------       ------------       ------------
Cash and cash equivalents at end of period .....................      $ 13,425,000       $ 15,515,000       $ 25,419,000
                                                                      ============       ============       ============

Supplemental disclosures of cash flow information:

CASH PAID (RECEIVED) DURING THE YEAR FOR:
    Interest ...................................................      $     25,000       $      7,000       $    845,000
    Income taxes ...............................................      $  2,275,000       $ (2,754,000)      $ (2,765,000)

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
   Common stock warrant issued to convertible debenture investor      $         --       $         --       $    562,000
   Common stock issued for acquisition of business .............      $         --       $         --       $  5,760,000

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

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Procom Technology, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The functional currencies of the European subsidiaries are those of their respective countries. The Company incurred foreign currency losses of approximately $29,000, $213,000 and $54,000 for the years ended July 31, 1999, 2000 and 2001, respectively. The Company did not engage in hedging activities for any of these periods. The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") 52 when translating assets and liabilities and results of operations for each period presented.

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

    FAIR VALUE OF FINANCIAL INSTRUMENTS - CASH AND SHORT-TERM MARKETABLE DEBT SECURITIES, HELD TO MATURITY

    For statement of cash flow purposes, short term marketable securities with original maturities less than 90 days are considered cash equivalents. The carrying amount of cash and cash equivalents approximates fair value for all periods presented due to the short-term maturities (less than 90 days) of these financial instruments. At July 31, 2000, approximately $11,900,000 of the short-term marketable securities were pledged as collateral for a repayment of a loan which was repaid in fiscal 2001.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. This statement is effective for the first fiscal quarter of fiscal years beginning after June 15, 2000. Adoption of this statement did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

    LONG-LIVED ASSETS

    Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the respective estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or the estimated useful life of the assets.

    Expenditures for major renewals and betterments are capitalized, while minor replacements, maintenance and repairs that do not extend the assets' lives are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation are removed from the Company's accounts and any gain or loss is included in the statement of operations. Interest of approximately $208,000, $489,000 and $142,000 has been capitalized during fiscal years 1999, 2000 and 2001, respectively, and included in the cost of the Company's headquarters.

    Long-lived assets, goodwill and certain identifiable intangibles are reviewed for impairment in value based upon undiscounted future operating cash flows, and appropriate losses are recognized and reflected in current earnings, to the extent the carrying amount of an asset exceeds its estimated fair value determined by the use of appraisals, discounted cash flow analyses or comparable fair values of similar assets.

    INCOME TAXES

    The Company reports certain expenses differently for financial and tax reporting purposes and, accordingly, provides for the related deferred income taxes. Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109, "Accounting for Income Taxes."

    REVENUE RECOGNITION

    The Company generally records sales upon product shipment. In the case of sales to most of the distributors with whom the Company has contracts, the Company records sales when the distributor receives the products. The Company recognizes product service and support revenues over the terms of their respective contractual periods. The Company's agreements with many of its VARs, system integrators and distributors allow limited product returns, including stock balancing, and price protection privileges. The Company maintains reserves, which are adjusted at each financial reporting date, to state fairly the anticipated returns, including stock balancing and price protection claims relating to each reporting period. The Company calculates the reserves based on historical rates of sales and returns, including price protection and stock balancing claims, past experiences with its customers, the terms of its agreements with its customers, and current information as to the level of inventory held by the customer. The amounts the Company will ultimately realize could differ materially in the near term from the amounts estimated. In addition, under a product evaluation program established by the Company, its indirect channel partners and end-users generally are able to purchase appliances on a trial basis and return the appliances within a specified period, generally 30-60 days, if they are not satisfied. The period may be extended if the customer needs additional time to evaluate the product within the customer's particular operating environment. The value of the evaluation units are included in inventory as finished goods. At July 31, 2000 and 2001, inventory related to evaluation units was approximately $1.5 million and $2.2 million, respectively. The Company does not record evaluation units as sales until notification of acceptance for these units is received from the customer.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended, ("SAB 101") which was effective for us in the fourth quarter of fiscal 2001. Adoption of SAB101 did not have a material effect on the Company's consolidated financial position or results of operations.

    DEFERRED SERVICE REVENUE

    The Company markets and sells service contracts for certain of its appliances that require the Company to service previously sold appliances for a specified period of time, usually one to three years. Revenue from these contracts is billed to customers at the time of sale, but earned ratably over the life of the service agreement. A corresponding liability reflecting the unearned revenue is recorded as a current liability, since unearned revenue relating to service after 12 months is not material.

    RESEARCH AND DEVELOPMENT COSTS

    Costs and expenses that can be clearly identified as research and development are charged to research and development expenses as incurred.

    CONCENTRATION OF CREDIT RISK

    Three customers accounted for approximately 45% and 54% of the Company's total accounts receivable on July 31, 2000 and 2001, respectively, and one customer accounted for approximately 9% and 7% of the Company's net sales in fiscal 1999 and 2000, respectively, while another customer accounted for 12% of the Company's net sales in fiscal 2001. The loss of any one of the Company's significant customers could have an adverse effect on the Company's business.

    NET LOSS PER COMMON SHARE


    Basic earnings per share are computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period increased to include the number of additional shares that would be outstanding if the dilutive potential common shares had been issued. The dilutive effect of outstanding options and warrants is reflected in diluted earnings per share by application of the treasury-stock method.

    Due to the net losses in fiscal 1999, 2000 and 2001, no effect is given to the potential dilution of outstanding stock options. Approximately 367,000, 1,184,000 and 922,000 shares would have been included in the computation of diluted earnings per share if a net loss had not been incurred in fiscal 1999, 2000 and 2001.

    Weighted average number of shares for basic and diluted net loss per share are calculated as follows:

                                                          YEAR ENDED JULY 31,
                                                ------------------------------------------
                                                   1999            2000            2001
                                                ----------      ----------      ----------
Weighted average common shares outstanding
  during the period ......................      11,241,000      11,351,000      12,533,000
Potential dilution .......................              --              --              --
                                                ----------      ----------      ----------
Total shares .............................      11,241,000      11,351,000      12,533,000
                                                ==========      ==========      ==========

    STOCK BASED COMPENSATION

    The Company measures stock based compensation for option grants to employees and members of the board of directors using a method which assumes that options granted at market price at the date of grant have no intrinsic value. Proforma net loss and net loss per share are presented in Note 10 as if the fair value method had been applied.

    Stock options issued to non-employees are recorded at the fair value of the stock options at the performance commitment date.

    IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS


    In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

    The Company is required to adopt the provisions of SFAS 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and SFAS 142 is effective August 1, 2002.

Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS 142.

    SFAS 141 will require upon adoption of SFAS 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

    In connection with the transitional goodwill impairment evaluation, SFAS 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

    And finally, any unamortized negative goodwill existing at the date SFAS 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

    As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $1,140,000, and unamortized identifiable intangible assets in the amount of $630,000, all of which will be subject to the transition provisions of SFAS 141 and 142. Amortization expense related to goodwill was $142,000, $167,000 and $340,000 for the years ended July 31, 1999, 2000 and
2001, respectively. Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. Adoption of this statement will not have a material impact on the Company's consolidated financial position or results of operations.

2. INVENTORIES

    A summary of inventories is as follows:

                                   YEAR ENDED JULY 31,
                               --------------------------
                                  2000            2001
                               ----------      ----------
Raw materials ...........      $4,225,000      $4,374,000
Work-in-process .........         255,000         295,000
Finished goods ..........       3,950,000       1,623,000
                               ----------      ----------
                               $8,430,000      $6,292,000
                               ==========      ==========

3. PROPERTY AND EQUIPMENT

    A summary of property and equipment is as follows:

                                               YEAR ENDED JULY 31,
                                         -------------------------------
                                             2000               2001
                                         ------------       ------------
Computer equipment ................      $  2,813,000       $  3,955,000
Furniture and fixtures ............         1,048,000          1,167,000
Office equipment ..................         1,225,000          1,216,000
Vehicles ..........................            47,000             47,000
Leasehold improvements ............           297,000            297,000
Land ..............................         7,999,000          8,283,000
Buildings .........................         6,352,000          7,715,000
                                         ------------       ------------
    Subtotal ......................        19,781,000         22,680,000
Less accumulated depreciation .....        (3,747,000)        (4,914,000)
                                         ------------       ------------
    Total .........................      $ 16,034,000       $ 17,766,000
                                         ============       ============

    Depreciation expense for fiscal 1999, 2000 and 2001 totaled $1,261,000, $728,000 and $1,166,000, respectively.

4. INCOME TAXES

    Loss before income taxes consisted of the following:

                                          YEAR ENDED JULY 31
                          --------------------------------------------------
                              1999               2000               2001
                          ------------       ------------       ------------
Pretax loss:
  United States ....      $ (3,054,000)      $ (9,772,000)      $(14,032,000)
  Foreign ..........          (879,000)        (1,276,000)        (3,518,000)
                          ------------       ------------       ------------
                          $ (3,933,000)      $(11,048,000)      $(17,550,000)
                          ============       ============       ============

    The components of the provision (benefit) for income taxes for fiscal 1999, 2000 and 2001 are summarized as follows:

                                            YEAR ENDED JULY 31
                               -----------------------------------------------
                                  1999              2000              2001
                               -----------       -----------       -----------
Current:
  Federal ...............      $(1,077,000)      $(3,064,000)      $   (69,000)
  State .................               --                --             7,000
  Foreign ...............               --                --            29,000
                               -----------       -----------       -----------
                                (1,077,000)       (3,064,000)          (33,000)
Deferred:
  Federal ...............           64,000                --         1,405,000
  State .................          (45,000)               --           428,000
                               -----------       -----------       -----------
                                    19,000                --         1,833,000
                               -----------       -----------       -----------
Provision (benefit)
  for income taxes ......      $(1,058,000)      $(3,064,000)      $ 1,800,000
                               ===========       ===========       ===========

    The following table reconciles the federal statutory income tax rate to the effective tax rate of the provision (benefit) for income taxes.

                                                           YEAR ENDED JULY 31
                                                      ----------------------------
                                                      1999        2000        2001
                                                      ----        ----        ----
Federal statutory income tax rate ..............      (34.0)%     (34.0)%     (34.0)%
State income taxes, net of federal benefit .....      (1.8)%      (2.4)%      (2.9)%
Research and development tax credit ............      (4.8)%      (4.7)%      (3.9)%
State tax rate change ..........................       2.3%         --          --
Foreign tax rate differential ..................      (3.5)%        --          --
Valuation allowance.............................      10.9%       13.8%       39.5%
Purchased research and development .............        --          --         8.3%
Other ..........................................       4.0%       (0.4)%       3.3%
                                                      ----        ----        ----
  Effective tax rate ...........................      (26.9)%     (27.7)%     10.3%
                                                      ====        ====        ====

    Deferred tax assets and liabilities are summarized below:

                                                                 YEAR ENDED JULY 31,
                                                   -----------------------------------------------
                                                       1999              2000              2001
                                                   -----------       -----------       -----------
Deferred tax assets and liabilities:
  State and .................................      $  (146,000)      $  (301,000)      $  (569,000)
  Depreciation ..............................           66,000            94,000            13,000
  Inventory reserves ........................          338,000           456,000         1,167,000
  Reserves for bad debts and returns ........          614,000           806,000         1,691,000
  Stock option exercises ....................           36,000                --                --
  Deferred service revenue sales ............          325,000           152,000           128,000
  Research and development tax credit .......          157,000           876,000         1,559,000
  Accrued expenses ..........................          362,000           389,000           270,000
  Net operating loss carry forwards - state .           67,000           274,000           524,000
  Net operating loss carry forwards - federal               --           172,000         2,117,000
  Net operating loss carry forwards - foreign          430,000           853,000         1,974,000
  Other .....................................           14,000            16,000            17,000
                                                   -----------       -----------       -----------
     Total deferred income taxes ............      $ 2,263,000       $ 3,787,000       $ 8,891,000
  Valuation allowance .......................         (430,000)       (1,954,000)       (8,891,000)
                                                   -----------       -----------       -----------
  Net deferred income taxes .................      $ 1,833,000       $ 1,833,000       $        --
                                                   ===========       ===========       ===========

     In accordance with SFAS 109, "Accounting for Income Taxes," the Company has recorded a valuation allowance equal to the net deferred tax assets as it is more likely than not that the Company will not realize the benefits of the existing net deferred tax asset at July 31, 2000. The Company claimed no benefit in the current provision for some $3,518,000 in operating losses at its foreign subsidiaries. If those subsidiaries generate taxable income in future periods, the Company may realize a tax benefit for these operating losses.

    At July 31, 2001, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $6,626,000 and $11,862,000, respectively, which are available to offset future taxable income, if any, through 2021 and 2015, respectively. Utilization of the net operating loss carryforwards may be limited under Internal Revenue Code Section 382.

    At July 31, 2001, the Company had tax credit carryforwards for federal and state income tax purpose of approximately $887,000 and $672,000, respectively. The federal and state carryforwards are available to offset future tax liability, if any, through 2021. Utilization of the credit carryforwards may be limited under Internal Revenue Code Section 382.

5. OTHER ASSETS

    Other assets consist of the following:

                                                  YEAR ENDED JULY 31,
                                              -----------------------------
                                                  2000              2001
                                              -----------       -----------
Goodwill ...............................      $ 1,167,000       $ 2,958,000
Accumulated amortization of goodwill ...         (371,000)         (710,000)
Other assets ...........................          122,000            11,000
                                              -----------       -----------
                                              $   918,000       $ 2,259,000
                                              ===========       ===========

    Goodwill relates to two acquisitions completed by the Company in fiscal 1998, two acquisitions completed in fiscal 1999 and one acquisition completed in fiscal 2001. Goodwill is amortized on a straight line basis over four to seven years. In fiscal 1999, 2000 and 2001, amortization of goodwill was $142,000, $167,000 and $340,000, respectively.

6. LINES OF CREDIT AND CONVERTIBLE DEBENTURE

    On July 31, 2000, the Company had established a revolving line of credit with Finova Capital Corporation. The line had been based on a percentage of the Company's eligible accounts receivable and inventory, up to a maximum of $10,000,000. In early October 2000, the Company paid off all amounts outstanding under the Finova line of credit and replaced it with the line of credit with CIT Business Credit.

    On October 10, 2000, the Company entered into a term loan agreement and a three-year working capital line of credit with CIT Business Credit. A term loan of $4.0 million, due and payable upon the Company's finalization of a long-term mortgage on its corporate headquarters or paid in 12 monthly installments commencing April 1, 2001, was repaid in May 2001. An initial term loan of $1.0 million, due and payable in 90 days, was repaid on November 1, 2000. The term loans under the agreement incurred interest at the lender's prime rate (6.75% per annum at July 31, 2001), plus .5%, with increases if the loan was not reduced according to a fixed amortization. The working capital line of credit allows for the Company to borrow, on a revolving basis, for a period of three years, a specified percentage of its eligible accounts receivable and inventories (approximately $2.9 million at July 31, 2001), up to a limit of $5.0 million. Amounts outstanding under the working capital line bear interest at the lender's prime rate plus .25%. At July 31, 2001, no amounts were outstanding under the various credit arrangements. The lender charged approximately $130,000 for the credit facility which is being amortized as interest expense over the term of the credit agreement. The line of credit accrues various monthly maintenance, minimum usage and early termination fees. The line of credit requires certain financial and other covenants, including the maintenance of a minimum EBITDA requirement for each fiscal quarter beginning in the quarter ended January 31, 2001. At July 31, 2001, the Company was not in compliance with the minimum EBITDA requirement. Although the Company has repaid all amounts outstanding under the credit facility and does not intend to borrow against the line of credit in fiscal 2002, CIT may elect to decline making any advances under the line of credit or may terminate the line. In addition, if advances are made while the Company is out of compliance with the financial or other covenants, CIT may charge the Company the default rate of interest (currently 9.0% per annum) on those advances. The Company has initiated discussions with various other potential financing sources regarding an alternate short-term working capital financing arrangement. However, no assurance can be given that the Company will be successful in obtaining any such financing arrangement on favorable or any terms. The line of credit is collateralized by all of the assets of the Company.

    In addition to the CIT line of credit noted above, the Company replaced the Finova flooring line of credit with a flooring line with IBM Credit who has committed to make $2.5 million in flooring inventory commitments available to the Company. As of July 31, 2001, the Company owed $531,000 under the flooring line. The flooring line is collateralized by the specific inventory purchased pursuant to the flooring commitments. CIT and IBM Credit have entered into an intercreditor agreement which determines the level of priority of either lender's security interest. As of July 31, 2001, the Company owed $531,000 under the flooring line. The flooring line requires the maintenance by the Company of a minimum net worth of $16.0 million. The flooring line also requires the Company to represent, at the time we request advances under the line, that the Company is in compliance with the terms of the Company's other loan agreements. Because of the Company's default of the financial covenant of the CIT credit line, the Company was out of compliance with this portion of the flooring line at July 31, 2001. Although the Company has no borrowings under the CIT credit line, the Company has advised IBM of the CIT default, and has requested that IBM not declare a default under IBM credit line in respect of the CIT covenant default under the CIT credit line. If IBM were to declare a default under the flooring line, IBM could decline to make further advances under this line and/or terminate the line.


    On October 31, 2000, the Company issued a $15.0 million convertible unsecured debenture to a private investor. The debenture bears interest at 6.0% per annum, and is repayable in full on October 31, 2003, unless otherwise converted into the common stock of the Company. The debenture is convertible into the common stock of the Company at the investor's option at an initial conversion price of $22.79 per share, subject to antidilution adjustments, and at the Company's option, if the common stock of the Company trades at more than 135% of the conversion then in effect for at least 20 consecutive trading days. The conversion price can be adjusted if the Company sells shares of its common stock at a price less than $22.79 per share while the debentures are outstanding.

The conversion price under the debenture automatically re-sets periodically. During these re-set periods, the conversion price will, for five consecutive trading days, adjust to 90% of the average closing price of the Company's stock during the 10 trading days preceding each re-set period if this amount is less than the conversion price that would otherwise apply. The first re-set period began on May 15, 2001 and ended May 21, 2001. The next re-set period begins on October 31, 2001 and additional re-set periods will occur every six months thereafter. During the first re-set period, the investor elected to convert $5.0 million of the debenture at a re-set conversion price of approximately $9.71 per share. The Company had the option and elected to pay the investor in cash the $5.0 million principal amount of the debenture that the investor elected to convert during the first re-set period. Up to an additional $5.0 million of the debentures, plus any unpaid interest on that amount, may be converted at the re-set conversion price beginning on October 31, 2001, and any remaining portion of the debenture, plus any unpaid interest, may be converted at the re-set conversion price during any subsequent re-set period. The Company has the right to pay the investor in cash the principal amount of any portion of the debenture the investor elects to convert during a re-set period. If the Company were to issue shares at 90% of the trading price of its common stock upon conversion of the debenture during a re-set period, the Company would incur a charge to its statements of operations, which could be significant, based on the difference between the issuance price of the Company's common stock and the value of the common stock at October 31, 2000. In connection with the issuance of the debenture, the Company issued to the investor a 5-year warrant to purchase up to 32,916 shares of its common stock at an initial exercise price of $32.55 per share, with the number of shares for which the warrant is exercisable and the exercise price subject to antidilution adjustments. The Company has valued the warrant using the Black-Scholes model, with the following assumptions: Expected life -- 5 years, Risk free interest rate -- 6%, and Volatility -- 1.20. These factors yield a value of $562,000, which will be amortized through May 2002, the last re-set period.

    The principal amount of the debenture, net of the remaining unamortized warrant value is classified as a current liability. At July 31, 2001, the debenture amount repayable was $10,000,000 and the unamortized warrant value was $274,000, for a net debenture value of $9,726,000 and is classified as a current liability. In addition to the warrant cost, approximately $700,000 of debt issuance costs were incurred in the debt transactions noted above. The unamortized cost of approximately $529,000 is included in prepaid expenses and will be amortized as interest expense through May 2002, the last re-set period. At July 31, 2001, the Company is in default under the financial covenant of the CIT loan agreement. The investor has advised the Company informally that it will not declare an event of default under the debenture as long as there is no amount outstanding under the CIT loan agreement.

    In June 2001, the Company completed the sale of 3,800,000 shares of common stock raising gross proceeds of approximately $34.2 million before offering costs of $2.7 million. The Company intends to use up to $10.0 million of the offering proceeds in the future to pay any remaining indebtedness under the debenture. As a result of this offering, the conversion price of the outstanding debenture was adjusted to $19.57 pursuant to a weighted average adjustment under the terms of the debenture. In addition, the completion of the offering resulted in an adjustment to the exercise price of the warrant and to the number of our shares issuable upon exercise of the warrant pursuant to anti-dilution provisions of the warrant. As so adjusted, the warrant exercise price is $27.95 and the number of shares issuable upon exercise of the warrant is 38,333.

    In addition to the line of credit, our foreign subsidiaries in Germany, Italy and Switzerland have lines of credit with banks in their respective countries that are utilized primarily for overdraft and short-term cash needs. At July 31, 2001, approximately $8,000 was outstanding under these lines.

    In October 2000, the Company repaid the 18 month loan payable to an investment bank of $10.75 million. The loan, which originally matured in September 2000 but was subsequently renewed for an additional 6 month period, carried rates ranging from 6.125% to 7.4%. At July 31, 2000, approximately $11.9 million of the Company's commercial paper portfolio was pledged as collateral for repayment of this loan.

7. COMMITMENTS AND CONTINGENCIES

    LEASE COMMITMENTS

    At July 31, 2001, the Company leases facilities under non-cancelable operating leases in Munich, Germany; Milan and Rome, Italy; Ontario, Canada; Paris, France and Livingston, Scotland, Great Britain. In addition, the Company has various operating leases for certain office equipment and vehicles.

    At July 31, 2001, future minimum lease payments under these leases were as follows:

                                  OPERATING
                                    LEASES
                                  ----------
Fiscal year ending:
     2002 ..................      $  382,000
     2003 ..................         248,000
     2004 ..................         165,000
     2005 ..................          47,000
     2006 ..................          47,000
     Thereafter ............         114,000
                                  ----------
Total minimum lease payments      $1,003,000
                                  ==========

    Rent expense was $1,439,000, $1,412,000 and $458,000 for fiscal 1999, 2000 and 2001, respectively.

    FLOORING AGREEMENTS

    As is customary in the computer reseller industry, the Company is contingently liable at July 31, 2001 under the terms of repurchase agreements with several financial institutions providing inventory financing for dealers of the Company's appliances. Under these agreements, dealers purchase the Company's appliances, and the financial institutions agree to pay the Company for those purchases, less a pre-set financing charge, within an agreed payment term. Two of these institutions, Finova and IBM Credit Corporation, have also provided the Company with vendor inventory financing. The contingent liability under these agreements approximates the amount financed, reduced by the resale value of any appliances that may be repurchased. The risk of loss is spread over several dealers and financial institutions. At July 31, 2000 and 2001, the Company was contingently liable for purchases made under these agreements of approximately $560,000 and $62,000, respectively. During the three years ended July 31, 2001, the Company was not required to repurchase any previously sold inventory pursuant to the flooring agreements.

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

8. RETIREMENT PLAN

    The Company has a defined contribution plan covering substantially all full-time employees with more than one year of service. Each participant can elect to contribute up to 15% of his or her annual compensation. While employer contributions to the plan are discretionary, during fiscal 1999, 2000 and 2001 the Company elected to make matching contributions equivalent to between 38% and 50% of the first 4% of each eligible employee's contribution. Total expense for fiscal 1999, 2000 and 2001 was $106,000, $86,000 and $82,000, respectively.

9. RELATED PARTY TRANSACTIONS

    During the three years ended July 31, 2001, the Company utilized the services of Advanced Construction Solutions, Inc. (ACS), an Orange County based real estate developer and general contractor to (a) locate a suitable facility for the Company to utilize as its corporate headquarters for approximately 18 months, (b) act as a general contractor to complete a build-out of necessary tenant improvements for the temporary facility, and (c) locate, and then negotiate the purchase of, and commence development of, a parcel of land in Irvine, California for the Company's long-term corporate headquarters. ACS is owned 50% by a brother of Frank Alaghband, an Executive Vice President and Director of the Company. During the year ended July 31, 1999, the Company executed an 18 month lease with an unrelated landlord, calling for approximately $1,050,000 in lease payments, and the Company purchased an 8 acre site from an unrelated landowner for approximately $7.3 million. ACS received approximately $357,000 directly from the Company for the tenant improvement build-out (of approximately 60,000 square feet), $40,200 directly from the Company for services in planning and developing the Irvine facility, and approximately $142,000 in commissions paid by the temporary facility landlord and the land owner upon the completion of the transactions described. The Company had also agreed to utilize ACS in the construction of the Irvine facility. The Company has expended approximately $7.7 million for construction costs through July 31, 2001. A majority of the construction costs were paid to ACS.

10.  STOCK OPTION PLAN AND EMPLOYEE STOCK PURCHASE PLAN


    During fiscal 1996, the Company instituted the 1995 Stock Option Plan (the "1995 Plan") for its key employees and reserved 540,000 shares for grant under the 1995 Plan. Subsequently, the Board and the Company's shareholders approved the reservation of an additional 3,050,000 shares for grant under the 1995 Plan. Pursuant to the terms of the 1995 Plan, options to purchase the Company's common stock may be granted with exercise prices equal to the fair market value of the stock on the date of grant. Options expire ten years from the date of the grant and generally vest over a period of four years. In September 1998, the Board authorized the re-pricing of 374,950 options previously granted with exercise prices in excess of $4.50 per share. The new exercise price was $4.50 per share, the fair value of the Company's stock on the date of such re-pricing. Repriced options are included in the granted and cancelled amounts below.

    The following table is a summary of stock option activity for the three years ended July 31, 2001:

                                                                              YEAR ENDED JULY 31,
                                                ----------------------------------------------------------------------------------
                                                          1999                          2000                        2001
                                                ------------------------     ------------------------     ------------------------
                                                                WEIGHTED                     WEIGHTED                     WEIGHTED
                                                                AVERAGE                      AVERAGE                      AVERAGE
                                                                EXERCISE                     EXERCISE                     EXERCISE
                                                  SHARES         PRICE         SHARES         PRICE         SHARES         PRICE
                                                ----------      --------     ----------       ------      ----------       ------
Outstanding at beginning of year .........         502,277       $ 6.53       1,403,449       $ 4.06       1,965,178       $ 8.43
    Granted ..............................       1,653,890       $ 4.50       1,085,071       $11.91         735,579       $ 6.54
    Exercised ............................         (41,013)      $ 3.72        (278,587)      $ 4.00        (157,401)      $ 5.38
    Cancelled ............................        (711,705)      $ 6.44        (244,755)      $ 5.60        (322,662)      $ 9.96
                                                ----------       ------      ----------       ------      ----------       ------
    Outstanding at end of year ...........       1,403,449       $ 4.37       1,965,178       $ 8.43       2,220,694       $ 7.80
                                                ==========       ======      ==========       ======      ==========       ======
    Exercisable end of year ..............          99,265       $ 3.43         247,748       $ 4.34         528,647       $ 8.10
                                                ==========       ======      ==========       ======      ==========       ======
    Weighted fair value per option granted                       $ 4.11                       $ 9.28                       $ 5.84
                                                                 ======                       ======                       ======



                                              JULY 31, 2001
-----------------------------------------------------------------------------------------------------------------
                                OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
-----------------------------------------------------------------------------  ----------------------------------
                                           WEIGHTED-AVERAGE
    RANGE OF                                   REMAINING     WEIGHTED-AVERAGE                     WEIGHTED-AVERAGE
 EXERCISE PRICES             NUMBER              YEARS        EXERCISE PRICE         NUMBER        EXERCISE PRICE
------------------     -----------------  ----------------- -----------------  ----------------- ----------------
 $  2.50 - 3.00               20,050            4.13             $  2.50             20,050            $  2.50
 $  4.50 - 6.48            1,629,731            8.55             $  5.56            324,813            $  4.65
 $  8.50 -16.25              570,913            8.58             $ 14.37            183,784            $14.80
                            --------                                                -------
                            2,220,694                                               528,647
                            =========                                               =======

    During the years ended July 31, 1999, 2000 and 2001, the Company recognized tax benefits of $71,000, $0 and $0, respectively, from the gains resulting from exercises by employees of non-qualified stock options. The tax benefit is recorded as an increase to additional paid-in-capital.

    Pro forma information regarding net loss and net loss per share is required by SFAS 123 as if the Company had accounted for its stock options under the fair value method of SFAS 123. The fair value of the Company's stock options was estimated using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions, including the expected stock volatility. Because the Company's stock options granted to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options granted to employees. The fair value of the Company's stock options granted to employees was estimated assuming no expected dividends and the following weighted average assumptions:

                               STOCK OPTION PLAN SHARES
                              --------------------------
                              1999       2000       2001
                              ----       ----       ----
Expected life (in years)       4.0        5.0        4.0
Risk-free interest rate        6.0%       6.0%      4.63%
Volatility .............       0.9        0.91      1.40

    For purposes of pro forma disclosures, the estimated fair values of the options are amortized over the options' respective vesting period. The Company's pro forma information follows:

                                                         1999                 2000                 2001
                                                    --------------       --------------       --------------
Pro forma net loss ...........................      $   (3,042,000)      $   (8,414,000)      $  (21,151,000)
Pro forma basic and diluted net loss per share      $         (.27)      $         (.74)      $        (1.69)

    In fiscal 1999, the Company adopted an employee stock purchase plan ("ESPP") that operates in accordance with Section 423 of the Internal Revenue Code whereby eligible employees may, subject to certain limitations, authorize payroll deductions of up to 10% of their salary to purchase shares of the Company's common stock at 85% of the fair market value of the stock on the first or last date of semiannual purchase periods, whichever is less. The Company has reserved 250,000 shares of common stock for issuance under the ESPP. Approximately 6,000, 26,000 and 25,000 shares were issued under the ESPP during fiscal 1999, 2000 and 2001, respectively.

11. REVENUE BY PRODUCT AREA AND GEOGRAPHIC AREA

    REVENUES BY PRODUCT FAMILIES

    The Company operates in one principal industry segment: the design, manufacture and marketing of enterprise-wide data storage and information access solutions compatible with all major hardware platforms, networks and operating systems. No one customer accounted for more than 10% of the Company's net sales in fiscal 1999 or 2000. In fiscal 2001, one customer accounted for approximately 12% of the Company's net sales.

                                                       YEAR ENDED JULY 31,
                                           ----------------------------------------------
                                               1999              2000             2001
                                           ------------      -----------      -----------
Net revenues:
    Network attached storage products      $  7,989,000      $17,442,000      $28,376,000
    Other data storage products .....        93,301,000       45,768,000       13,506,000
                                           ------------      -----------      -----------
       Total net revenues ...........      $101,290,000      $63,210,000      $41,882,000
                                           ============      ===========      ===========

    GEOGRAPHIC INFORMATION

    Export sales as a percentage of net sales amounted to 33%, 41% and 56% for fiscal years 1999, 2000 and 2001, respectively. A summary of the Company's net sales and gross profit by geographic area is as follows (in thousands):

                                  YEAR ENDED JULY 31,
                       ---------------------------------------
                          1999           2000           2001
                       ---------       --------       --------
Net sales
    United States      $  67,549       $ 37,024       $ 18,567
    Foreign .....         33,741         26,186         23,315
                       ---------       --------       --------
       Total ....      $ 101,290       $ 63,210       $ 41,882
                       =========       ========       ========

Gross profit
    United States      $  21,270       $ 11,878       $  5,001
    Foreign .....          7,017          5,143         10,256
                       ---------       --------       --------
       Total ....      $  28,287       $ 17,021       $ 15,257
                       =========       ========       ========

Operating loss
    United States      $  (4,455)      $ (9,909)      $(15,993)
    Foreign .....           (700)        (2,187)          (650)
                       ---------       --------       --------
       Total ....      $  (5,155)      $(12,096)      $(16,643)
                       =========       ========       ========

    International sales were primarily to European customers. As a result of the Company's February 1998 acquisition of the outstanding stock of Megabyte, and the subsequent acquisitions of Procom Technology, AG, Procom Technology, SPA and Scofima, the Company had identifiable assets used in connection with its foreign operations of approximately $7,054,000, $7,565,000 and $8,447,000 at July 31, 1999, 2000 and 2001, respectively.

12.  ACQUISITIONS

    On December 28, 2000, the Company acquired all of the issued and outstanding capital stock of Scofima Software S.r.l., a company organized under the laws of Italy ("Scofima"), in exchange for 480,000 shares of the Company's common stock. Pursuant to its agreement with the former shareholders of Scofima, the Company registered for resale by those shareholders the shares issued to them in the acquisition. Scofima had an option to acquire a software system designed as a caching and content distribution solution. Immediately prior to the Company's acquisition of Scofima, Scofima exercised its option, and acquired the software system. The purpose of the software is to provide functionalities that are necessary for the content delivery market of the internet. The software had been in development for approximately 2-3 years, involving 5 programmers and system developers. The software was not complete at the date of acquisition, and was not yet determined to be technologically feasible. The Company is currently completing the software, and expects to release it in the third quarter of fiscal 2002. The Company issued 480,000 shares valued at $12 per share and incurred approximately $250,000 in acquisition costs in exchange for the outstanding shares of Scofima. Scofima had net assets of approximately $500,000 at the date of acquisition. The transaction was accounted for as a purchase of assets. The Company employed an appraiser to identify the values of the assets acquired, including, among other assets, certain in-process research and development costs. The amount of purchase price allocated to in-process research and development was determined by estimating the stage of development of the software, estimating future cash flows from projected revenues, and discounting those cash flows to present value. The discount rate applied was 25%. The incremental product sales resulting from the products incorporating the software are estimated to be $44 million over the initial four years of sales with sales growing from approximately $1.5 million in the initial year to $13.4 million in the fourth year. The appraiser concluded, and the Company has determined that approximately $4.3 million of the purchase price was related to the Company's research and development efforts that had not attained technological feasibility and for which no future alternative use was expected. The Company has expensed the value of the research and development as of the date of the acquisition of Scofima and capitalized the fair value of the other assets acquired as determined and allocated by the appraiser, including the value of the assembled workforce of approximately $0.2 million and developer relationships valued at $0.1 million which will be amortized over 4 years, with the remainder of $1.4 million assigned to goodwill, which will amortized over 4 years. The following is a summary of the net fair value of the assets acquired, the liabilities assumed, and the total consideration paid for Scofima:

Net fair value of assets acquired ...........   $ 6,120,000
Liabilities assumed .........................      (110,000)
Common stock issued .........................    (5,760,000)
                                                -----------
Cash consideration paid, net of cash acquired   $   250,000
                                                ===========

    The following unaudited pro forma information has been prepared assuming that the acquisition of Scofima Software S.r.l. had taken place at the beginning of the respective periods presented. The pro forma financial information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place at the beginning of the period, nor is it necessarily indicative of results that may occur in the future.

                                                PRO FORMA FOR THE YEAR ENDED
                                             ---------------------------------
                                             July 31, 2000       July 31, 2001
                                             -------------       -------------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales                                      $ 63,215            $ 41,884
Operating loss                                 $(12,521)           $(12,556)
Net loss                                       $ (8,409)           $(15,263)
Net loss per share - basic and diluted         $  (0.71)           $  (1.20)

    During fiscal 1999, the Company completed the acquisitions of Procom Technology, AG and Procom Technology, SPA. In November 1998, the Company acquired all of the outstanding stock of Procom Technology, AG in exchange for 28,500 shares of stock and $22,000 in cash. Procom Technology, AG is a relatively small Swiss distributor of computer storage peripherals, and has been a customer of the Company for more than five years. The Company treated the acquisition of Procom Technology, AG as a purchase, and recorded goodwill of approximately $168,000, which is being amortized over seven years.

    In January 1999, the Company acquired all of the outstanding stock of Procom Technology, SPA in exchange for 51,100 shares of stock and $50,000 in cash. Procom Technology, SPA is a relatively small Italian distributor of higher end computer storage peripherals. The Company's acquisition of Procom Technology, SPA, which was initially treated as a pooling-of-interests, has been changed to reflect the purchase accounting method. As a result of this change, revenue and net income for the second quarter of fiscal 1999 were reduced by approximately $3.1 million and $0.1 million, respectively, from that which was initially reported. The Company recorded goodwill of approximately $286,000, which is being amortized over seven years.

    The following is a summary of the net fair value of the assets acquired, the goodwill on the date of acquisition, and the total consideration paid for the acquisitions made during fiscal 1999:

                                                    PROCOM        PROCOM
                                                  TECHNOLOGY,   TECHNOLOGY,
                                                     SPA            AG            TOTAL
                                                 -----------    -----------    -----------
Fair value of assets acquired ................   $ 2,094,000    $   280,000    $ 2,374,000
Liabilities assumed, including lines of credit    (1,692,000)      (126,000)    (1,818,000)
Common stock issued ..........................      (436,000)      (150,000)      (586,000)
                                                 -----------    -----------    -----------
Cash consideration paid, net of cash acquired    $   (34,000)   $     4,000    $   (30,000)
                                                 ===========    ===========    ===========

    The following unaudited pro forma information has been prepared assuming that the acquisitions of Procom Technology, AG and Procom Technology, SPA had taken place at the beginning of the respective period presented. The pro forma financial information is not necessarily indicative of the combined results that would have occurred had the acquisitions taken place at the beginning of the period, nor is it necessarily indicative of results that may occur in the future.

                                  PRO FORMA FOR THE YEAR ENDED
                             -------------------------------------
                                        JULY 31, 1999
                             -------------------------------------
                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales ..................             $ 104,514
Operating loss .............             $  (5,025)
Net loss ...................             $  (2,841)
Net loss per share - diluted             $    (.25)

13.  IMPAIRMENT AND RESTRUCTURING CHARGE

    As a result of changes to the Company's business operations, as well as significant operating losses of Invincible Technologies Corporation after its acquisition, in fiscal 1999, the Company determined it should restructure the operating activities of Invincible. At the time of acquisition, the Company sought to utilize Invincible's sales force to market and sell products of both Invincible and Procom's Netforce products. During the year after the acquisition, Invincible experienced significant margin pressure on its products and was unable to increase the sales of Netforce products. From the date of acquisition through April 1999, the Company had experienced significant financial losses from its Invincible operations. The restructuring consisted of closing several field offices, eliminating most of the Invincible product lines and reducing staff significantly. In connection with the restructuring, the Company also reviewed the long-lived assets purchased in the Invincible acquisition. After comparing the carrying value of the assets to the estimated future undiscounted cash flows from the assets, the Company determined that the value of the assets were impaired. The Company wrote off the goodwill remaining from the transaction of approximately $0.8 million, and wrote down the carrying value of certain Invincible fixed assets by $0.6 million. In addition, the Company recorded a restructuring charge comprised of approximately $0.2 million for lease termination and employee severance costs for approximately 10 employees relating to the Invincible operations. Approximately $0.2 million of the restructuring charge was accrued as of July 31, 1999 and was paid during fiscal 2000. In addition, the Company recorded, in cost of sales, additional reserves of approximately $0.8 million to reserve for the ultimate disposal of much of the Invincible inventory. As a result of the restructuring, the Company expects to see lower personnel costs and lower fixed charges such as depreciation relating to Invincible operations in the future.

14.  QUARTERLY STATEMENTS OF OPERATIONS (UNAUDITED)

                                    YEAR ENDED JULY 31, 2000
                     --------------------------------------------------------
                         Q1              Q2            Q3              Q4
                     -----------    -----------    -----------    -----------
Net Sales .......    18,909,000     16,327,000     13,811,000     14,163,000
Gross Profit ....     5,241,000      3,806,000      3,333,000      4,641,000
Loss before Taxes    (2,170,000)    (3,872,000)    (3,385,000)    (1,621,000)
Net Loss ........    (1,576,000)    (2,681,000)    (2,481,000)    (1,246,000)
Basic EPS .......         (0.14)         (0.24)         (0.22)         (0.10)
Diluted EPS .....         (0.14)         (0.24)         (0.22)         (0.10)

                                    YEAR ENDED JULY 31, 2001
                     --------------------------------------------------------
                         Q1              Q2            Q3              Q4(a)
                     -----------    -----------    -----------    -----------
Net Sales .......    13,264,000     11,722,000      8,002,000      8,894,000
Gross Profit ....     4,882,000      4,614,000      3,173,000      2,588,000
Loss before Taxes    (1,485,000)    (5,814,000)    (2,979,000)    (7,272,000)
Net Loss ........    (1,091,000)    (5,868,000)    (3,040,000)    (9,351,000)
Basic EPS .......         (0.09)         (0.50)         (0.25)         (0.64)
Diluted EPS .....         (0.09)         (0.50)         (0.25)         (0.64)

(a) In the fourth quarter of fiscal 2001, the Company's operating results included an increase in inventory reserves of $1.2 million primarily associated with the discontinuation of specific product lines and an increase in accounts receivable reserves of $3.3 million relating to weak global economic conditions and their impact on the financial stability of several of the Company's customers.

Item 9. Change and Disagreements with Accountants on Accounting and Financial Disclosures

     Not Applicable.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders under the captions "Management," "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 31, 2001.

MANAGEMENT

OUR DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

    The following table sets forth information with respect to our executive officers, key employees and directors, as of July 31 and October 29, 2001:

NAME                                               AGE                          POSITION
----                                               ---                          --------
Alex Razmjoo....................................   39    Chairman of the Board, President and Chief Executive Officer
Frank Alaghband.................................   38    Executive Vice President, Engineering and Operations, and Director

Alex Aydin......................................   39    Executive Vice President, Finance and Administration, Chief Financial
                                                         Officer and Director
Nick Shahrestany................................   38    Executive Vice President, Sales and Marketing, and Director
Dom Genovese....................................   59    Director
David Blake.....................................   61    Director
Kevin Michaels..................................   43    Director


Mr. Alex Razmjoo is one of the founders of Procom Technology, Inc. and has served as Procom's President, Chief Executive and Chairman since the Company's inception in 1987. Under his leadership, Procom led in the development of NAS technology and leveraged its position as world market leader in CD-caching appliances to address the disk-based data storage needs of workgroup, Internet and enterprise applications. Prior to forming Procom, Mr. Razmjoo was Director of Engineering for CMS Enhancements, Inc. from 1984 to 1987. He received his Bachelor of Science degree in Electrical Engineering from the University of California at Irvine (UCI) in 1985. He currently serves on the Board of Directors of UCI's Graduate School of Management and on the Advisory Board of UCI's Information and Computer Science Department.

Mr. Alex Aydin is one of the founders of Procom Technology and has been an Executive Vice President and Director since 1987. Previously from 1984 to 1987, he served as Product Development Engineer for Toshiba America, Inc. He received dual B.S. degrees in Electrical Engineering and biological science in 1984 from the University of California, Irvine and an MS degree in biomedical engineering in 1985 from California State University, Long Beach.

Mr. Frank Alaghband is a co-founder of Procom Technology and has served as the Company's Executive VP of Engineering and Operations and as a Director since 1987. Mr. Alaghband has been involved in product development in the storage industry since 1984. He started his career at McDonnell Douglas Computer Systems Company, where he developed high performance, multi-channel, caching disk controllers for the company's mini computers. At Procom Technology, he has led the development of a number of award-winning network storage products. He received his B.S. degree in Electrical Engineering from the University of California, Irvine, in 1984.

Mr. Nick Shahrestany is one of the founders of Procom Technology and has served as an Executive Vice President and Director since 1987. From 1985 to 1987, Mr. Shahrestany was Regional Sales Manager for CMS Enhancements, Inc. He received his B.S. in Biological Sciences with a minor in Electrical Engineering from the University of California, Irvine.

Mr. Jack Bonne is responsible for Procom's worldwide sales and field service and support. With more than 30 years of experience in IT Sales and Marketing, Mr. Jack Bonne brings a wealth of knowledge to this key management position at Procom. He has served as Senior VP, Division General Manager and Board Member of Sharp Microelectronics; CEO, President and Board Member of Sanyo Icon, a storage company acquired by EMC; Senior VP of Worldwide Sales Marketing and Field Service at McDonnell Douglas' Computer System Division and Manager of Corporate Computer sales at Xerox's Computer System Division. He received his MBA from the University of Chicago, Graduate School of Business and a B.S. in Mathematics and Physics from Northern Illinois University.

Mr. Parsa Rohani is responsible for Procom's worldwide product management, corporate communications, channel marketing and strategic alliances. Prior to joining Procom, he served in various sales, engineering and marketing management positions at Microsoft Corporation.

In his last position with Microsoft as an Architectural Consultant, Mr. Rohani worked closely with key Microsoft executives and customers to drive the adoption and implementation of Microsoft's strategic products and services. Prior to joining Microsoft, he served as a Senior Software Engineer for Hughes Aircraft. Mr. Rohani has a B.S. degree in Electrical Engineering from the University of Southern California.

    Mr. Kevin Michaels has been a director since June, 2001. Mr. Michaels is Senior Vice President, Finance, Chief Financial Officer and Secretary for Powerwave Technologies (Nasdaq: PWAV). Prior to his current post, he served as Vice President, Treasurer, for AST Research.

Item 11. EXECUTIVE COMPENSATION

    There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" "Report of the Compensation Committee" and "Stock Performance Graph," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 31, 2001.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders under the caption "Security Ownership of Beneficial Owners," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 31, 2001.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 31, 2001.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) DOCUMENTS FILED AS A PART OF THIS REPORT:

        (1) INDEX TO FINANCIAL STATEMENTS

           The financial statements included in Part II, Item 8 of this Annual Report on Form 10-K are filed as part of this Report.

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

    (b) REPORTS ON FORM 8-K:

    None.

(3) EXHIBITS

                              EXHIBITS TO FORM 10-K

EXHIBIT
 NUMBER                                DESCRIPTION
-------                                -----------
  3.1          Amended and Restated Articles of Incorporation of the Company
               (incorporated by reference to Exhibit 3.1 in the Form S-1A filed on November 14, 1996)

  3.2          Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 in the Form S-1A filed on November 14,
               1996)

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

  10.1 Form of Indemnity Agreement between the Company and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 in the Form S-1 filed on October 30, 1996)

  10.2         Amended and Restated Procom Technology, Inc. 1995 Stock Option
               Plan (incorporated by reference to Exhibit 4 in the Form S-8 filed on July 2, 1999)

  10.2.1       Procom Technology, Inc. 1999 Employee Stock Purchase Plan
               (incorporated by reference to Exhibit 4 in the Form S-8 filed on July 2, 1999)

  10.3         Amended and Restated Executive Employment Agreement, dated as of
               October 28, 1996, between the Company and Alex Razmjoo
               (incorporated by reference to Exhibit 10.3 in the Form S-1 filed on October 30, 1996)

  10.4         Amended and Restated Executive Employment Agreement, dated as of
               October 28, 1996, between the Company and Frank Alaghband
               (incorporated by reference to Exhibit 10.4 in the Form S-1 filed on October 30, 1996)

  10.5         Amended and Restated Executive Employment Agreement, dated as of
               October 28, 1996, between the Company and Alex Aydin
               (incorporated by reference to Exhibit 10.5 in the Form S-1 filed on October 30, 1996)

  10.6         Amended and Restated Executive Employment Agreement, dated as of
               October 28, 1996, between the Company and Nick Shahrestany
               (incorporated by reference to Exhibit 10.6 in the Form S-1 filed on October 30, 1996)

  10.7 Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.7 in the Form S-1 filed on October 30, 1996)

  10.8         Agreement for Wholesale Financing (Security Agreement) between
               Procom Technology, Inc. and IBM Credit Corporation (incorporated by reference to Exhibit 10.1 to the Form S-3/A filed on January
               17, 2001)

  21.1         List of Subsidiaries

  23.1         Consent of KPMG LLP

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 29th day of October, 2001.

                                            PROCOM TECHNOLOGY, INC.

                                            By:  /s/ ALEX RAZMJOO
                                                 -------------------------------
                                                 Alex Razmjoo
                                                 Chairman, President and
                                                 Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                       SIGNATURE                                                 TITLE                                   DATE
                       ---------                                                 -----                                   ----
                   /s/ ALEX RAZMJOO                                     Chairman of the Board,
-----------------------------------------------------            President and Chief Executive Officer             October 29, 2001
                     Alex Razmjoo                                     (Principal Executive Officer)


                    /s/ ALEX AYDIN                              Director and Executive Vice President,
-----------------------------------------------------                 Finance and Administration                   October 29, 2001
                      Alex Aydin                             (Principal Financial and Accounting Officer)

                  /s/ FRANK ALAGHBAND                                          Director                            October 29, 2001
-----------------------------------------------------
                    Frank Alaghband

                                                                               Director
-----------------------------------------------------
                   Nick Shahrestany

                                                                               Director
-----------------------------------------------------
                     Dom Genovese

                    /s/ DAVID BLAKE                                            Director                            October 29, 2001
-----------------------------------------------------
                      David Blake

                  /s/ KEVIN MICHAELS                                           Director                            October 29, 2001
-----------------------------------------------------
                    Kevin Michaels

                                   SCHEDULE II

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JULY 31, 1999, 2000 AND 2001

                                                                  BALANCE AT   CHARGED TO                                 BALANCE AT
                                                                  BEGINNING    COSTS AND                                    END OF
                                                                   PERIOD       EXPENSES       OTHER       DEDUCTIONS       PERIOD
                                                                -----------   -----------   -----------   ------------   -----------
YEAR ENDED JULY 31, 1999:
   Allowance for sales returns ............................     $ 1,044,000   $ 8,326,000   $        --   $(7,431,000)   $ 1,939,000
   Allowance for doubtful accounts ........................         508,000        10,000        54,000       (50,000)       522,000


YEAR ENDED JULY 31, 2000:
   Allowance for sales returns ............................     $ 1,939,000   $ 5,917,000   $        --   $(5,781,000)   $ 2,075,000
   Allowance for doubtful accounts ........................         522,000       360,000            --      (205,000)       677,000


YEAR ENDED JULY 31, 2001:
   Allowance for sales returns ............................     $ 2,075,000   $ 4,043,000   $        --   $(4,018,000)   $ 2,100,000
   Allowance for doubtful accounts ........................         677,000     3,672,000            --       (37,000)     4,312,000

                             EXHIBITS TO FORM 10-K


EXHIBIT
 NUMBER                                DESCRIPTION
-------                                -----------
  3.1          Amended and Restated Articles of Incorporation of the Company
               (incorporated by reference to Exhibit 3.1 in the Form S-1A filed on November 14, 1996)

  3.2          Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 in the Form S-1A filed on November 14,
               1996)

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

  10.1 Form of Indemnity Agreement between the Company and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 in the Form S-1 filed on October 30, 1996)

  10.2         Amended and Restated Procom Technology, Inc. 1995 Stock Option
               Plan (incorporated by reference to Exhibit 4 in the Form S-8 filed on July 2, 1999)

  10.2.1       Procom Technology, Inc. 1999 Employee Stock Purchase Plan
               (incorporated by reference to Exhibit 4 in the Form S-8 filed on July 2, 1999)

  10.3         Amended and Restated Executive Employment Agreement, dated as of
               October 28, 1996, between the Company and Alex Razmjoo
               (incorporated by reference to Exhibit 10.3 in the Form S-1 filed on October 30, 1996)

  10.4         Amended and Restated Executive Employment Agreement, dated as of
               October 28, 1996, between the Company and Frank Alaghband
               (incorporated by reference to Exhibit 10.4 in the Form S-1 filed on October 30, 1996)

  10.5         Amended and Restated Executive Employment Agreement, dated as of
               October 28, 1996, between the Company and Alex Aydin
               (incorporated by reference to Exhibit 10.5 in the Form S-1 filed on October 30, 1996)

  10.6         Amended and Restated Executive Employment Agreement, dated as of
               October 28, 1996, between the Company and Nick Shahrestany
               (incorporated by reference to Exhibit 10.6 in the Form S-1 filed on October 30, 1996)

  10.7 Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.7 in the Form S-1 filed on October 30, 1996)

  10.8         Agreement for Wholesale Financing (Security Agreement) between
               Procom Technology, Inc. and IBM Credit Corporation (incorporated by reference to Exhibit 10.1 to the Form S-3/A filed on January
               17, 2001)

  21.1         List of Subsidiaries

  23.1         Consent of KPMG LLP