Form 10-K/A
period 2001-07-31
PROCOM TECHNOLOGY INC
filed 2001-10-31
CIK 1025711

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------


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


THE INFORMATION CONTAINED IN THIS REPORT ON FORM 10-K INCLUDES FORWARD-LOOKING STATEMENTS. WHEN USED IN THIS REPORT, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FORECASTS," "PLANS," "FUTURE," "STRATEGY" OR WORDS OF SIMILAR IMPORT ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. OTHER STATEMENTS OF THE COMPANY'S PLANS AND OBJECTIVES MAY ALSO BE CONSIDERED TO BE FORWARD LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLISH REVISED FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY TO ADVISE INTERESTED PARTIES OF CERTAIN RISKS AND OTHER FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND OPERATING RESULTS, INCLUDING THE DISCLOSURES MADE UNDER THE CAPTION "RISK FACTORS" IN THIS REPORT, AS WELL AS THE COMPANY'S OTHER PERIODIC REPORTS ON FORM 10-K, 10-Q AND 8-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.


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


PRODUCT                    KEY FEATURES                                       TARGET MARKETS
-------                    ------------                                       --------------
NetFORCE 3100HA            -  High performance, high availability filers,     Businesses requiring the highest level of
NetFORCE 3200C                with Fibre Channel backend                      data availability and integrity, including
NetFORCE 3500/3600         -  3200C and 3600C feature active-active cluster   storage intensive enterprises using Windows
                              failover capability, with no single point of    NT, UNIX and Linux-based systems.
                              failure
                           -  Files accessed and shared by both Windows NT
                              and UNIX-based systems
                           -  Full support for Microsoft Windows NT and Windows
                              2000, including ADS and ACL
                           -  Dynamic volume expansion
                           -  Snap shot capability provides multiple points in
                              time copies of data
                           -  Full NDMP support for improved backup capability
                           -  Web-based remote device management
                           -  Fully supports Microsoft ADS and domain
                              architecture and ACLs


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


NetFORCE 1700              -  High performance, high capacity mid-range       Workgroups using Windows NT, UNIX and
                              filer                                           Linux-based systems, especially mid-sized
                           -  Highest storage density in class, over 1.8TB    e-businesses and engineering intensive
                              in 5U of rack space                             environments.
                           -  Highest performance in its class, 4054 IOPS
                           -  Full support for Microsoft Windows NT and Windows
                              2000, including ADS and ACL
                           -  Dynamic volume expansion
                           -  Snap shot capability provides multiple points in
                              time copies of data
                           -  Full NDMP support for improved backup capability
                           -  Simple, 15 minutes  plug and play installation


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


    Provision (Benefit) for Income Taxes. The fiscal 2001 provision of $1.8 million represents primarily an increase in our deferred tax asset valuation allowance. At July 31, 2001, we recorded a valuation allowance equal to the net deferred tax asset. As to our ability to successfully transition to and grow our NAS product sales, the realization of the tax benefits relating to our net deferred tax asset will be dependent on our ability to return to profitability, which management believes will occur in fiscal 2002.


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


    In addition to the CIT line of credit noted above, we replaced the Finova flooring line of credit with a flooring line with IBM Credit, which has committed to make $2.5 million in flooring inventory commitments available to us. As of July 31, 2001, we owed $531,000 under the flooring line. The flooring line is collateralized by the specific inventory purchased pursuant to the flooring commitments. CIT and IBM Credit have entered into an intercreditor agreement which determines the level of priority of either lender's security interest. The flooring line requires the maintenance of a minimum net worth of $16.0 million, and we were in compliance with this covenant at July 31, 2001. The flooring line also requires us to represent, at the time we request advances under the line, that we are in compliance with the terms of our other loan agreements. Because of our default of the financial covenant of the CIT credit line, we were out of compliance with this provision of the flooring line at July 31, 2001. We have received a waiver from IBM with respect to our non-compliance with this covenant of the IBM line resulting from our default of the financial covenant of the CIT credit line for the year ended July 31, 2001. If we were to be out of compliance with the EBITDA covenant, or any other covenant, under the CIT line for any quarterly period subsequent to July 31, 2001, IBM could declare an event of default under its flooring line and decline to make future advances under the line and or terminate the line.


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


    The principal amount of the debenture, net of the remaining unamortized warrant value, is classified as a current liability. At July 31, 2001, the debenture amount repayable was $10,000,000 and the unamortized warrant value was $274,000, for a net debenture value of $9,726,000. In addition to the warrant cost, approximately $700,000 of debt issuance costs were incurred in the debt transactions noted above. The unamortized cost of approximately $529,000 is included in prepaid expenses and will be amortized as interest expense through May 2002, the last re-set period. At July 31, 2001, we were in default under the financial covenant of the CIT loan agreement. The investor has advised us informally that they will not declare an event of default under the debenture as long as there is no amount outstanding under the CIT loan agreement.

    In June 2001, we completed the sale of 3,800,000 shares of common stock raising gross proceeds of approximately $34.2 million before issuance costs of $2.7 million. We intend to use the offering proceeds in the future to pay any remaining indebtedness under the debenture. As a result of this offering, the conversion price of our outstanding debenture was adjusted to $19.57 pursuant to a weighted average adjustment under the terms of the debenture. In addition, the completion of the offering resulted in an adjustment to the exercise price of the warrant and to the number of our shares issuable upon exercise of the warrant pursuant to anti-dilution provisions of the warrant. As so adjusted, the warrant exercise price is $27.95 and the number of shares issuable upon exercise of the warrant is 38,333.


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
                                                      ====        ====        ====

    Deferred tax assets and liabilities are summarized below:


                                                                 YEAR ENDED JULY 31,
                                                   -----------------------------------------------
                                                       1999              2000              2001
                                                   -----------       -----------       -----------
Deferred tax assets and liabilities:
  State tax .................................      $  (146,000)      $  (301,000)      $  (569,000)
  Depreciation ..............................           66,000            94,000            13,000
  Inventory reserves ........................          338,000           456,000         1,167,000
  Reserves for bad debts and returns ........          614,000           806,000         1,691,000
  Stock option exercises ....................           36,000                --                --
  Deferred service revenue sales ............          325,000           152,000           128,000
  Research and development tax credit .......          157,000           876,000         1,559,000
  Accrued expenses ..........................          362,000           389,000           270,000
  Net operating loss carry forwards - state .           67,000           274,000           524,000
  Net operating loss carry forwards - federal               --           172,000         2,117,000
  Net operating loss carry forwards - foreign          430,000           853,000         1,974,000
  Other .....................................           14,000            16,000            17,000
                                                   -----------       -----------       -----------
     Total deferred income taxes ............      $ 2,263,000       $ 3,787,000       $ 8,891,000
  Valuation allowance .......................         (430,000)       (1,954,000)       (8,891,000)
                                                   -----------       -----------       -----------
  Net deferred income taxes .................      $ 1,833,000       $ 1,833,000       $        --
                                                   ===========       ===========       ===========



     In accordance with SFAS 109, "Accounting for Income Taxes," the Company has recorded a valuation allowance equal to the net deferred tax assets as it is more likely than not that the Company will not realize the benefits of the existing net deferred tax asset at July 31, 2001. The Company claimed no benefit in the current provision for some $3,518,000 in operating losses at its foreign subsidiaries. If those subsidiaries generate taxable income in future periods, the Company may realize a tax benefit for these operating losses.


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


In addition to the CIT line of credit noted above, the Company replaced the Finova flooring line of credit with a flooring line with IBM Credit who has committed to make $2.5 million in flooring inventory commitments available to the Company. As of July 31, 2001, the Company owed $531,000 under the flooring line. The flooring line is collateralized by the specific inventory purchased pursuant to the flooring commitments. CIT and IBM Credit have entered into an intercreditor agreement which determines the level of priority of either lender's security interest. The flooring line requires the maintenance by the Company of a minimum net worth of $16.0 million, and the Company was in compliance with this requirement at July 31, 2001. The flooring line also requires the Company to represent, at the time it requests advances under the line, that the Company is in compliance with the terms of the Company's other loan agreements. Because of the Company's default of the financial covenant of the CIT credit line, the Company was out of compliance with this portion of the flooring line at July 31, 2001. The Company has received a waiver from IBM with respect to the Company's non-compliance with this covenant of the IBM line resulting from the Company's default of the financial covenant of the CIT credit line for the year ended July 31, 2001. If the Company was to be out of compliance with the EBITDA covenant, or any other covenant, under the CIT line for any quarterly period subsequent to July 31, 2001. IBM could declare an event of default under its flooring line and decline to make future advances under the line and or terminate the line.



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

MANAGEMENT

OUR DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

    The following table sets forth information with respect to our executive officers, key employees and directors, as of July 31 and October 29, 2001:


NAME                                               AGE                          POSITION
----                                               ---                          --------
Alex Razmjoo....................................   39    Chairman of the Board, President and Chief Executive Officer
Frank Alaghband.................................   38    Executive Vice President, Engineering and Operations, and Director

Alex Aydin......................................   39    Executive Vice President, Finance and Administration, Chief Financial
                                                         Officer and Director
Nick Shahrestany................................   38    Executive Vice President, and Director
Jack Bonne......................................   58    Vice President, Worldwide Sales and Technical Support
Parsa Rohani....................................   37    Vice President, Marketing and Strategic Planning
Dom Genovese....................................   59    Director
David Blake.....................................   61    Director
Kevin Michaels..................................   43    Director


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

  21.1         List of Subsidiaries

  23.1         Consent of KPMG LLP

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 31st day of October, 2001.


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


                       SIGNATURE                                                 TITLE                                   DATE
                       ---------                                                 -----                                   ----
                   /s/ ALEX RAZMJOO                                     Chairman of the Board,
-----------------------------------------------------            President and Chief Executive Officer             October 31, 2001
                     Alex Razmjoo                                     (Principal Executive Officer)


                    /s/ ALEX AYDIN                              Director and Executive Vice President,
-----------------------------------------------------                 Finance and Administration                   October 31, 2001
                      Alex Aydin                             (Principal Financial and Accounting Officer)

                  /s/ FRANK ALAGHBAND                                          Director                            October 31, 2001
-----------------------------------------------------
                    Frank Alaghband

                                                                               Director
-----------------------------------------------------
                   Nick Shahrestany

                                                                               Director
-----------------------------------------------------
                     Dom Genovese

                    /s/ DAVID BLAKE                                            Director                            October 31, 2001
-----------------------------------------------------
                      David Blake

                  /s/ KEVIN MICHAELS                                           Director                            October 31, 2001
-----------------------------------------------------
                    Kevin Michaels

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