Form 10-Q
period 2001-10-31
PROCOM TECHNOLOGY INC
filed 2001-12-17
CIK 1025711

                       Securities and Exchange Commission
                              Washington, DC 20549

                               REPORT ON FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended October 31, 2001

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

        The number of shares of Common Stock, $.01 par value, outstanding on November 28, 2001 was 15,998,064.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                    PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                        OCTOBER 31,         JULY 31,
                                                            2001              2001
                                                        ------------      ------------
ASSETS

Current assets:
  Cash and cash equivalents .......................     $ 22,086,000      $ 25,419,000
  Accounts receivable, less allowances for doubtful
    accounts and sales returns of $9,001,000
    and $6,412,000, respectively ..................       10,953,000        11,979,000
  Inventories .....................................        6,033,000         6,292,000
  Income tax receivable ...........................           14,000            18,000
  Prepaid expenses ................................        1,208,000         1,184,000
  Other current assets ............................          279,000           310,000
                                                        ------------      ------------
      Total current assets ........................       40,573,000        45,202,000
Property and equipment, net .......................       17,422,000        17,766,000
Other assets ......................................        2,160,000         2,259,000
                                                        ------------      ------------
      Total assets ................................     $ 60,155,000      $ 65,227,000
                                                        ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Lines of credit .................................     $         --      $      8,000
  Accounts payable ................................        3,365,000         4,151,000
  Flooring line obligation ........................        1,023,000           531,000
  Accrued expenses and other current liabilities ..        2,473,000         2,052,000
  Accrued compensation ............................          903,000         1,194,000
  Deferred service revenues .......................          504,000           447,000
  Income taxes payable ............................           51,000            51,000
  Convertible debenture ...........................        9,879,000         9,726,000
                                                        ------------      ------------
      Total current liabilities ...................       18,198,000        18,160,000

Commitments and contingencies

Shareholders' equity:
  Preferred stock, no par value; 10,000,000 shares
    authorized, no shares issued and outstanding ..               --                --
  Common stock, $.01 par value; 65,000,000 shares
    authorized,  15,998,064 and 15,993,564 shares
    issued and outstanding, respectively ..........          160,000           160,000
  Additional paid-in capital ......................       58,616,000        58,575,000
  Accumulated deficit .............................      (16,655,000)      (11,343,000)
  Accumulated other comprehensive loss ............         (164,000)         (325,000)
                                                        ------------      ------------
      Total shareholders' equity ..................       41,957,000        47,067,000
                                                        ------------      ------------
      Total liabilities and shareholders' equity ..     $ 60,155,000      $ 65,227,000
                                                        ============      ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED
                                                 ------------------------------
                                                 OCTOBER 31,       OCTOBER 31,
                                                     2001              2000
                                                 ------------      ------------
Net sales                                        $  8,290,000      $ 13,264,000
Cost of sales                                       4,394,000         8,382,000
                                                 ------------      ------------
   Gross profit                                     3,896,000         4,882,000

Selling, general and administrative expenses        7,234,000         4,669,000

Research and development expenses                   1,651,000         1,772,000
                                                 ------------      ------------
Total operating expenses                            8,885,000         6,441,000
                                                 ------------      ------------
   Operating loss                                  (4,989,000)       (1,559,000)

Interest income                                       191,000           222,000
Interest expense                                     (514,000)         (148,000)
                                                 ------------      ------------
   Loss before income taxes                        (5,312,000)       (1,485,000)

Income tax benefit                                         --           394,000
                                                 ------------      ------------

   Net loss                                      $ (5,312,000)     $ (1,091,000)
                                                 ============      ============

Net loss per common share:

   Basic and diluted                             $      (0.33)     $      (0.09)
                                                 ============      ============

Weighted average number of common shares:

   Basic and diluted                               15,997,000        11,570,000
                                                 ============      ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                      RETAINED
                                                  COMMON STOCK        ADDITIONAL      EARNINGS      ACC. OTHER
                                             ----------------------     PAID IN     (ACCUMULATED   COMPREHENSIVE
                                               SHARES       AMOUNT      CAPITAL       DEFICIT)         LOSS          TOTAL
                                             -----------   --------   -----------   ------------   -------------  ------------
BALANCE AT JULY 31, 2000 .................    11,531,357    115,000    19,685,000      8,007,000      (251,000)     27,556,000

Comprehensive loss:
Net loss .................................            --         --            --    (19,350,000)           --     (19,350,000)
Foreign currency translation adjustment ..            --         --            --             --       (74,000)        (74,000)
                                                                                                                  ------------
  Comprehensive loss .....................                                                                         (19,424,000)

Issuance of common stock through public
  offering, net of issuance costs of
  $2.7 million...........................      3,800,000     38,000    31,453,000             --            --      31,491,000
Acquisition of business ..................       480,000      5,000     5,755,000             --            --       5,760,000
Compensatory stock options ...............            --         --        41,000             --            --          41,000
Exercise of employee stock options .......       157,401      2,000       845,000             --            --         847,000
Issuance of stock to employees ...........        24,806         --       234,000             --            --         234,000
Issuance of stock warrant to investor ....            --         --       562,000             --            --         562,000
                                             -----------   --------   -----------   ------------     ---------    ------------

BALANCE AT JULY 31, 2001 .................    15,993,564    160,000    58,575,000    (11,343,000)     (325,000)     47,067,000
                                             -----------   --------   -----------   ------------     ---------    ------------

Comprehensive loss:
Net loss .................................            --         --            --     (5,312,000)           --      (5,312,000)
Foreign currency translation adjustment ..            --         --            --             --       161,000         161,000
                                                                                                                  ------------
  Comprehensive loss .....................                                                                          (5,151,000)

Compensatory stock options ...............            --         --        18,000             --            --          18,000
Exercise of employee stock options .......         4,500         --        23,000             --            --          23,000
                                             -----------   --------   -----------   ------------     ---------    ------------

BALANCE AT OCTOBER 31, 2001 ..............    15,998,064   $160,000   $58,616,000   $(16,655,000)    $(164,000)   $ 41,957,000
                                             ===========   ========   ===========   ============     =========    ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED OCTOBER 31,
                                                                    -------------------------------
                                                                        2001               2000
                                                                    ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ........................................................   $ (5,312,000)      $ (1,091,000)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization .................................        549,000            215,000
  Amortization of debt issuance costs related to stock warrant ..        153,000                 --
  Compensatory stock options ....................................         18,000              6,000
  Deferred income taxes .........................................             --           (298,000)
  Changes in operating accounts:
      Accounts receivable .......................................      1,026,000         (2,331,000)
      Inventories ...............................................        259,000           (889,000)
      Income tax receivable .....................................          4,000          2,678,000
      Prepaid expenses ..........................................        (24,000)          (814,000)
      Other current assets ......................................         31,000            120,000
      Other assets ..............................................        (20,000)            (2,000)
      Accounts payable ..........................................       (786,000)        (1,603,000)
      Accrued expenses and compensation .........................        130,000            115,000
      Deferred service revenues .................................         57,000            280,000
      Income taxes payable ......................................             --             19,000
                                                                    ------------       ------------
        Net cash used in operating activities ...................     (3,915,000)        (3,595,000)
                                                                    ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ............................        (86,000)        (1,498,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of convertible debenture .............................             --         15,000,000
  Repayment of  loan ............................................             --        (10,750,000)
  Net borrowings (repayments) on lines of credit ................         (8,000)         4,987,000
  Flooring line obligation ......................................        492,000           (368,000)
  Proceeds from exercise of stock options .......................         23,000            442,000
                                                                    ------------       ------------
        Net cash provided by financing activities ...............        507,000          9,311,000
Effect of exchange rate changes .................................        161,000           (161,000)
                                                                    ------------       ------------
Increase (decrease) in cash and cash equivalents ................     (3,333,000)         4,057,000
Cash and cash equivalents at beginning of period ................     25,419,000         15,515,000
                                                                    ------------       ------------
Cash and cash equivalents at end of period ......................   $ 22,086,000       $ 19,572,000
                                                                    ============       ============

Supplemental disclosures of cash flow information:
CASH PAID (RECEIVED) DURING THE PERIOD:
  Interest ......................................................   $    150,000       $    117,000
  Income taxes ..................................................   $    (38,000)      $ (2,732,000)

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Common stock warrant issued to convertible debenture
    investor ....................................................   $         --       $    582,000


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL.

        The accompanying financial information is unaudited, but in the opinion of management, reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of Procom Technology, Inc. and its consolidated subsidiaries (the "Company") as of the dates indicated and the results of operations for the periods then ended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While the Company believes that the disclosures are adequate to make the information presented not misleading, the financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company's Report on Form 10-K for fiscal 2001. Results for the interim periods presented are not necessarily indicative of the results for the entire year.

NOTE 2. INVENTORIES.

        Inventories are summarized as follows:

                            October 31, 2001      July 31, 2001
                            ----------------      -------------
        Raw materials          $3,550,000          $4,374,000
        Work in process           399,000             295,000
        Finished goods          2,084,000           1,623,000
                               ----------          ----------
              Total            $6,033,000          $6,292,000
                               ==========          ==========

NOTE 3. NET LOSS PER SHARE.

       Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of shares of common stock outstanding and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of stock options and warrants. For the periods presented, basic and diluted net loss per share was based on the weighted average number of shares of common stock outstanding during the period. For the three months ended October 31, 2001 and 2000, respectively, the dilutive effect of options to purchase 71,000 and 1,394,000 shares of common stock, respectively, were not included in the computation of net loss per share as the effect would have been antidilutive.

NOTE 4. COMPREHENSIVE LOSS.

        For the three months ended October 31, 2001 and 2000, the only differences between reported net loss and comprehensive loss was a foreign currency translation adjustment gain of $161,000 and a loss of $161,000, respectively.

NOTE 5. BUSINESS SEGMENT INFORMATION.

        The Company operates in one industry segment: The design, manufacture and marketing of data storage devices. The Company has two major distinct product families: network attached storage products ("NAS") and other data storage products ("Legacy"), which includes disk drive storage upgrade systems, CD/DVD-ROM servers and arrays and tape backup products. Net sales of NAS products represented 82% and 59% of total product net sales for the three months ended October 31, 2001 and 2000, respectively.

        International sales as a percentage of net sales amounted to 50% and 58% for the three months ended October 31, 2001 and 2000, respectively. International sales were primarily to European customers. Identifiable assets used in connection with the Company's foreign operations were $8.8 million at October 31, 2001 and $8.5 million at July 31, 2001.

NOTE 6. LINES OF CREDIT AND CONVERTIBLE DEBENTURE.

   On October 10, 2000, the Company entered into a term loan agreement and a three-year working capital line of credit with The CIT Group/Business Credit ("CIT"). A term loan of $4.0 million, due and payable upon the Company's finalization of a long-term mortgage on its corporate headquarters or paid in 12 monthly installments commencing April 1, 2001, was repaid in May 2001. An initial term loan of $1.0 million, due and payable in 90 days, was repaid on November 1, 2000. The term loans under the agreement incurred interest at the lender's prime rate (6.0% per annum at October 31, 2001), plus .5%, with increases if the outstanding principal was not reduced according to a fixed amortization. The working capital line of credit allows for the Company to borrow, on a revolving basis, for a period of three years, a specified percentage of its eligible accounts receivable and inventories (approximately $2.9 million at October 31, 2001), up to a limit of $5.0 million. Amounts outstanding under the working capital line bear interest at the lender's prime rate plus .25%. At October 31, 2001, no amounts were outstanding under the various credit arrangements. The lender charged approximately $130,000 for the credit facility which is being amortized as interest expense over the term of the credit agreement. The line of credit accrues various monthly maintenance, minimum usage and early termination fees. The line of credit requires certain financial and other covenants, including the maintenance of a minimum EBITDA requirement for each fiscal quarter beginning in the quarter ended January 31, 2001. At October 31, 2001, the Company was not in compliance with the minimum EBITDA requirement. The lender has waived compliance with the covenant at October 31, 2001. The line of credit is collateralized by all of the assets of the Company.

   In addition to the CIT line of credit noted above, the Company has a flooring line with IBM Credit which, has committed to make $2.5 million in flooring inventory commitments available to the Company. As of October 31, 2001 and July 31, 2001, we owed $1,023,000 and $531,000, respectively, under the flooring line. The flooring line is collateralized by the specific inventory purchased pursuant to the flooring commitments. CIT and IBM Credit have entered into an intercreditor agreement which determines the level of priority of either lender's security interest. The flooring line requires the maintenance by the Company of a minimum net worth of $16.0 million. The Company was in compliance with the terms of the flooring line at October 31, 2001. The flooring line also requires the Company not to be in default of any covenants in the CIT agreement. IBM Credit has waived compliance with that requirement at October 31, 2001.

   On October 31, 2000, the Company issued a $15.0 million convertible unsecured debenture to a private investor. The debenture bears interest at 6.0% per annum, and is repayable in full on October 31, 2003, unless otherwise converted into the common stock of the Company. The debenture is convertible into the common stock of the Company at the investor's option at an initial conversion price of $22.79 per share, subject to antidilution adjustments, and at the Company's option, if the common stock of the Company trades at more than 135% of the conversion then in effect for at least 20 consecutive trading days. The conversion price can be adjusted if the Company sells shares of its common stock at a price less than $22.79 per share while the debentures are outstanding. The conversion price under the debenture automatically re-sets periodically. During these re-set periods, the conversion price will, for five consecutive trading days, adjust to 90% of the average closing price of the Company's stock during the 10 trading days preceding each re-set period if this amount is less than the conversion price that would otherwise apply. The first re-set period began on May 15, 2001 and ended May 21, 2001. The second re-set period began on October 31, 2001 and ended November 5, 2001. The next re-set period will begin on April 30, 2002 and additional re-set periods will occur every six months thereafter. During the first re-set period, the investor elected to convert $5.0 million of the debenture at the re-set conversion price. The Company had the option and elected to pay the investor in cash the $5.0 million principal amount of the debenture that the investor elected to convert during the first re-set period. During the second re-set period, the investor elected to convert $5.0 million of the debentures at the re-set conversion price. Subsequent to October 31, 2001, the Company paid the investor in cash the $5.0 million principal amount of the debentures that the investor elected to convert during the second re-set period. The remaining $5.0 million of the debentures, plus any unpaid interest on that amount, may be converted at the re-set conversion price at the third re-set period beginning on April 30, 2002 and at the additional re-set periods that will occur every six months thereafter until October 31, 2003. The Company has the right to pay the investor in cash the principal amount of any portion of the debenture the investor elects to convert during a re-set period. The Company also has the right to repurchase all, or any portion, of the outstanding principal amount of this debenture at a price equal to 110% of the outstanding principal amount, plus any unpaid interest at any time. If the Company were to issue shares at 90% of the trading price of its common stock upon conversion of the debenture during a re-set period, the Company would incur a charge to its statements of operations, which could be significant, based on the difference between the issuance price of the Company's common stock and the value of the common stock at October 31, 2000. In connection with the issuance of the debenture, the Company issued to the investor a 5-year warrant to purchase up to 32,916 shares of its common stock at an initial exercise price of $32.55 per share, with the number of shares for which the warrant is exercisable and the exercise price subject to antidilution adjustments. The Company has valued the warrant using the Black-Scholes model, with the following assumptions: Expected life -- 5 years, Risk free interest rate -- 6%, and Volatility -- 1.20. These factors yield a value of $562,000, of which $441,000 has been amortized as of October 31, 2001 and the balance will be amortized through May 2002.

   The principal amount of the debenture, net of the remaining unamortized warrant value is classified as a current liability. At October 31, 2001, the debenture amount repayable was $10,000,000 and the unamortized warrant value was $121,000, for a net debenture value of $9,879,000. In addition to the warrant cost, approximately $700,000 of debt issuance costs were incurred in the debt transactions noted above. The unamortized debt issuance costs of approximately $352,000 is included in prepaid expenses and will be amortized through May 2002.

   In June 2001, the Company completed the sale of 3,800,000 shares of common stock raising gross proceeds of approximately $34.2 million before offering costs of $2.7 million. As a result of this offering, the conversion price of the outstanding debenture was adjusted pursuant to a weighted average adjustment under the terms of the debenture. The adjusted conversion price is $19.57 pursuant to a weighted average adjustment under the terms of the debenture. In addition, the completion of the offering resulted in an adjustment to the exercise price of the warrant and to the number of our shares issuable upon exercise of the warrant pursuant to anti-dilution provisions of the warrant. As so adjusted, the warrant exercise price is $27.95 and the number of shares issuable upon exercise of the warrant is 38,333.

   In addition to the line of credit, our foreign subsidiaries in Germany, Italy and Switzerland have lines of credit with banks in their respective countries that are utilized primarily for overdraft and short-term cash needs. At October 31, 2001, no amounts were outstanding under these lines.

NOTE 7. RECENT ACCOUNTING PRONOUNCEMENTS.

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

   As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $1,140,000, and unamortized identifiable intangible assets in the amount of $630,000, all of which will be subject to the transition provisions of SFAS 141 and 142. Amortization expense related to goodwill was $119,000 and $42,000 for the quarters ended October 31, 2001 and 2000, respectively. Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   We develop, manufacture and market NAS appliances and other storage devices for a wide range of computer networks and operating systems. Our NAS appliances, which consist of our DataFORCE and NetFORCE product lines, provide end-users with faster access to data at a lower overall cost than other storage alternatives. We refer to these products collectively as our NAS appliances. In addition, we sell disk drive storage upgrade systems, CD/DVD-ROM servers and arrays and tape backup products, which we refer to collectively as our Legacy products. Over the last four years, we have significantly increased our focus on the development and sale of NAS appliances. We continue to develop more advanced NAS appliances and expect this business to be our principal business in the future. We are currently analyzing the market demands and opportunities for all of our Legacy products, and we hope to transition users of these products to our growing line of more robust, generally higher margin NAS solutions.

   Changing Business Mix. We have experienced significantly reduced demand, revenues and gross margins for our Legacy products and, as a result, have discontinued some of these Legacy products. The demand for our CD servers and arrays has declined and we have experienced increased pricing pressures on our disk drive storage upgrade systems, resulting in lower overall revenues and gross margins. Our gross margins vary significantly by product line, and, therefore, our overall gross margin varies with the mix of products we sell. For example, our sales of CD servers and arrays have historically generated higher gross margins than those of our tape back-up and disk drive products. In future periods, as sales of our higher margin NAS appliances continue to increase as a percentage of total sales, we expect our overall gross margins to be positively affected.

   Our revenues and gross margins have been and may continue to be affected by a variety of factors including:

   -  new product introductions and enhancements;

   -  competition;

   -  direct versus indirect sales;

   -  the mix and average selling prices of products; and

   -  the cost of labor and components.

   Revenue and Revenue Recognition.
   We sell NAS appliances primarily through direct sales channels and resellers. Revenue is generally recorded upon product shipment, while product service and support revenues are recognized over the terms of their respective contractual periods. We maintain reserves, which are adjusted at each reporting date, to estimate anticipated returns relating to each reporting period based on historical rates of sales returns.

   We sell Legacy products primarily through distributors. Revenue is recorded when the distributor receives the product. Our agreements with our distributors allow limited product returns, including stock balancing and price protection privileges. We maintain reserves, which are adjusted at each financial reporting date, to estimate anticipated returns, including stock balancing and price protection claims, relating to each reporting period. The reserves are based on historical rates of sales and returns, including price protection and stock balancing claims, and the level of our product held by our customers in their inventory.

   In addition, under a product evaluation program established by us, our indirect channel partners and end-users generally are able to purchase NAS appliances on a trial basis and return the appliances within a specified period, generally 30-60 days, if they are not satisfied. The period may be extended if the customer needs additional time to evaluate the product within the customer's particular operating environment. The value of evaluation units at customer sites at a financial reporting date are included in inventory as finished goods. At both October 31, 2001 and July 31, 2001, inventory related to evaluation units was approximately $2.2 million. We do not record evaluation units as sales until the customer has notified us of acceptance of these units.

   Cost of Sales.

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

   Selling, General and Administrative Expenses.

   Selling expenses consist primarily of costs directly associated with the selling process such as salaries and commissions of sales personnel, marketing, direct and cooperative advertising and travel expenses. General and administrative expenses include our general corporate expenses, such as salaries and benefits, rent, utilities, bad debt expense, legal and other professional fees and expenses, depreciation and amortization of goodwill. These costs are expensed as incurred.

   Research and Development Expenses.

   Research and development expenses consist of the costs associated with software and hardware development. Specifically, these costs include employee salaries and benefits, consulting fees for contract programmers, test supplies, employee training and other related expenses. The cost of developing new appliances and substantial enhancements to existing appliances are expensed as incurred.

   The following table sets forth consolidated statement of operations data as a percentage of net sales for each of the periods indicated:

                                                       THREE MONTHS ENDED OCTOBER 31,
                                                       ------------------------------
         STATEMENT OF OPERATIONS                              2001       2000
                                                              -----      -----
         Net sales                                            100.0%     100.0%
         Cost of sales                                         53.0       63.2
                                                              -----      -----
           Gross profit                                        47.0       36.8
         Operating expenses:
           Selling, general and administrative                 87.3       35.2
           Research and development                            19.9       13.4
                                                              -----      -----
               Total operating expenses                       107.2       48.6
                                                              -----      -----
         Operating loss                                       (60.2)     (11.8)
                                                              -----      -----
         Interest income (expense), net                        (3.9)       0.6
                                                              -----      -----
         Loss before income taxes                             (64.1)     (11.2)
         Income tax benefit                                      --        3.0
                                                              -----      -----
         Net loss                                             (64.1)%     (8.2)%
                                                              =====      =====

COMPARISON OF THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000

   Net sales decreased by 37.5% to $8.3 million for the three months ended October 31, 2001, from $13.3 million for the three months ended October 31, 2000. This decrease resulted primarily from a $3.9 million decrease in sales of our Legacy products and sales of $3.8 million to a European storage service provider in the first quarter of fiscal 2001 that were not repeated in the first quarter of fiscal 2002.

   Net sales related to our NAS products decreased 13.3% to $6.8 million for the three months ended October 31, 2001, from $7.9 million for the three months ended October 31, 2000. Excluding sales of $3.8 million to a European storage service provider in the first quarter of fiscal 2001 that were not repeated in the first quarter of fiscal 2002, NAS sales increased $2.7 million, or 66%, for the first quarter of 2002 compared to same period in fiscal 2001. As a percentage of total net sales, NAS product sales increased from 59% for the three months ended October 31, 2000 to 82% for the three months ended October 31, 2001.

   International sales were $4.1 million, or 49.5% of our net sales, for the three months ended October 31, 2001 compared to $7.7 million, or 58.0% of our net sales, for the three months ended October 31, 2000. This decrease is due primarily to sales of $3.8 million to a European storage service provider in the first quarter of fiscal 2001,as previously mentioned, that were not repeated in the first quarter of fiscal 2002.

   Gross profit decreased to $3.9 million for the three months ended October 31, 2001 from $4.9 million for the comparable period in fiscal 2001. The decrease in gross profit was primarily the result of lower sales for the three months ended October 31, 2001. Gross margin increased to 47.0% for the three months ended October 31, 2001, from 36.8% for the comparable period in fiscal 2001. The increase in gross margin was primarily the result of the higher percentage of NAS sales, which have higher margins.

   Selling, general and administrative expenses increased 54.9% to $7.2 million for the three months ended October 31, 2001, from $4.7 million in the comparable period of fiscal 2001 and increased as a percentage of net sales to 87.3% from 35.2%. In the first quarter of fiscal 2002, we increased our accounts receivable reserve $2.8 million due to the financial instability of three of our international customers. Excluding this additional provision, selling, general and administrative expenses decreased $0.3 million for the three months ended October 31, 2001 compared to the same period in fiscal 2001. The dollar decrease was primarily the result of a reduction in selling expenses associated with our Legacy products, reduced advertising and marketing costs, legal fees and lower expenses of our German subsidiary. This decrease was partially offset by increased sales and administrative salaries and commissions in support of NAS sales and marketing efforts, along with increased selling and administrative costs of our Italian and Switzerland subsidiaries.

   Research and development expenses decreased 6.8% to $1.7 million, or 19.9% of net sales, in for the three months ended October 31, 2001, from $1.8 million, or 13.4% of net sales, for the three months ended October 31, 2000. The dollar decrease was due primarily to reduced expenses for outside programmers offset slightly by increased compensation expense for additional NAS software programmers and hardware developers.

   Interest income decreased 14.0% to $191,000 for the three months ended October 31, 2001, from $222,000 for the comparable period of fiscal 2001. This decrease is due primarily to a decline in the average interest rates earned on our investable cash balance.

   Interest expense increased to $0.5 million for the three months ended October 31, 2001 compared to $0.1 million for the three months ended October 31, 2000. The increase is attributable to the issuance of a $15.0 million 6% convertible debenture and the amortization of debt issuance costs.

   Income Tax Benefit. For the quarter ended October 31, 2001, we recorded no tax benefit as we recorded a valuation allowance equal to the deferred tax asset. The realization of the tax benefits relating to our net deferred tax asset will be dependent on our ability to return to profitability.

LIQUIDITY AND CAPITAL RESOURCES

   As of October 31, 2001, we had cash and cash equivalents totaling $22.1 million. This cash balance does not reflect our payment on November 8, 2001, of $5.0 million principal amount on the debenture.

   Net cash used in operating activities was $3.9 million for the three months ended October 31, 2001 and $3.6 million for the three months ended October 31, 2000. Net cash used in operating activities in the three months ended October 31, 2001 relates primarily to our net loss and a decrease in our accounts payable. These uses of cash were offset partially by decreases in our inventories and accounts receivable. Net cash used in operating activities in the three months ended October 31, 2000 relates primarily to our net loss, increases in our accounts receivable and inventories and decreases in accounts payable, partially offset by a reduction of approximately $2.7 million in our income tax refund receivable.

   Net cash used in investing activities of $0.1 million for the three months ended October 31, 2001 was the result of purchases of property and equipment. Net cash used in investing activities of $1.5 million for the three months ended October 31, 2000 was the result of purchases of $1.3 million to complete our corporate headquarters and $0.2 million of other property and equipment.

   Net cash provided by financing activities of $0.5 million for the three months ended October 31, 2001 was primarily the result of a $0.5 million increase in our flooring line. Net cash provided by financing activities of $9.3 million for the three months ended October 31, 2000 was the result of the issuance of a $15.0 million convertible debenture, borrowings of approximately $5.0 million under the term loan line of credit agreement with The CIT Group/Business Credit (see below) and approximately $0.4 million in stock option exercises, reduced by the repayment of approximately $10.8 million in loans previously secured by our commercial paper portfolio.

   On October 10, 2000, we entered into a term loan agreement and a three-year working capital line of credit with The CIT Group/Business Credit ("CIT"). A term loan of $4.0 million, due and payable upon the finalization of a long-term mortgage on our corporate headquarters or paid in 12 monthly installments commencing April 1, 2001, was repaid in May 2001. An initial term loan of $1.0 million, due and payable in 90 days, was repaid on November 1, 2000. The term loans under the agreement incurred interest at the lender's prime rate (6% per annum at October 31, 2001), plus .5%, with increases if the outstanding principal was not reduced according to a fixed amortization. The working capital line of credit allows us to borrow, on a revolving basis, for a period of three years, a specified percentage of our eligible accounts receivable and inventories (approximately $2.9 million at October 31, 2001), up to a limit of $5.0 million. Amounts outstanding under the working capital line bear interest at the lender's prime rate plus .25%. At October 31, 2001, no amounts other than loan fees were outstanding under the various credit arrangements. The lender charged approximately $130,000 for the credit facility, which is being amortized as interest expense over the term of the credit agreement. The line of credit accrues various monthly maintenance, minimum usage and early termination fees. The line of credit requires certain financial and other covenants, including the maintenance of a minimum EBITDA requirement for each fiscal quarter beginning in the quarter ended January 31, 2001. At October 31, 2001, we were not in compliance with the minimum EBITDA requirement. The lender has waived compliance with the covenant at October 31, 2001. The line of credit is collateralized by all of our assets.

   In addition to the CIT line of credit noted above, we have a flooring line of credit with IBM Credit, which has committed to make $2.5 million in flooring inventory commitments available to us. As of October 31, 2001, we owed $1,023,000 under the flooring line. The flooring line is collateralized by the specific inventory purchased pursuant to the flooring commitments. CIT and IBM Credit have entered into an intercreditor agreement which determines the level of priority of either lender's security interest. The flooring line requires the maintenance of a minimum net worth of $16.0 million, and we were in compliance with this covenant at October 31, 2001. The flooring line also requires us not to be in default of any covenants in the CIT agreement. IBM Credit has waived compliance with that requirement at October 31, 2001.

   On October 31, 2000, we issued a $15.0 million convertible unsecured debenture to a private investor. The debenture bears interest at 6.0% per annum and is repayable in full on October 31, 2003, unless otherwise converted into our common stock. The debenture is convertible into our common stock at the investor's option at an initial conversion price of $22.79 per share, subject to antidilution adjustments, and at our option, if our common stock trades at more than 135% of the conversion then in effect for at least 20 consecutive trading days. The conversion price can be adjusted if we sell shares of our common stock at a price less than $22.79 per share while the debentures are outstanding. The conversion price under the debenture also automatically re-sets periodically. During these re-set periods, the conversion price will, for five consecutive trading days, adjust to 90% of the average closing price of our stock during the 10 trading days preceding each re-set period if this amount is less than the conversion price that would otherwise apply. The first re-set period began on May 15, 2001 and ended May 21, 2001. The second re-set period began on October 31, 2001 and ended November 5, 2001. The next re-set period will begin on April 30, 2002 and additional re-set periods will occur every six months thereafter. During the first re-set period, the investor elected to convert $5.0 million of the debenture at the re-set conversion price. We elected to pay the investor in cash the $5.0 million principal amount of the debenture that the investor elected to convert during the first re-set period. During the second re-set period, the investor elected to convert $5.0 million of the debentures at the re-set conversion price. Subsequent to October 31, 2001 the Company paid the investor in cash the $5.0 million principal amount of the debentures that the investor elected to convert during the second re-set period. The remaining $5.0 million of the debentures, plus any unpaid interest on that amount, may be converted at the re-set conversion price at the third re-set period beginning on April 30, 2002 and at the additional re-set periods that will occur every six months thereafter until October 31, 2003. We have the right to pay the investor in cash the principal amount of any portion of the debenture the investor elects to convert during a re-set period. We also have the right to repurchase all, or any portion, of the outstanding principal amount of this debenture at a price equal to 110% of the outstanding principal amount, plus any unpaid interest at any time. If we were to issue shares at 90% of the trading price of our common stock upon conversion of the debenture during a re-set period, we would incur a material charge to our statement of operations, based on the difference between the price of our common stock and the value of the common stock at October 31, 2000. In connection with the issuance of the debenture, we issued to the investor a 5-year warrant to purchase up to 32,916 shares of our common stock at an initial exercise price of $32.55 per share, with the number of shares for which the warrant is exercisable and the exercise price subject to antidilution adjustments. We have valued the warrant using the Black-Scholes model, with the following assumptions: Expected life -- 5 years, Risk free interest rate -- 6%, and Volatility -- 1.20. These factors yield a value of $562,000, of which $441,000 has been amortized as of October 31, 2001 and the balance will be amortized through May 2002.

   The principal amount of the debenture, net of the remaining unamortized warrant value, is classified as a current liability. At October 31, 2001, the debenture amount repayable was $10,000,000 and the unamortized warrant value was $121,000, for a net debenture value of $9,879,000. In addition to the warrant cost, approximately $700,000 of debt issuance costs were incurred in the debt transactions noted above. The unamortized debt issuance costs of approximately $352,000 is included in prepaid expenses and will be amortized through May 2002.

   In June 2001, we completed the sale of 3,800,000 shares of common stock raising gross proceeds of approximately $34.2 million before issuance costs of $2.7 million. As a result of this offering, the conversion price of our outstanding debenture was adjusted pursuant to a weighted average adjustment under the terms of the debenture. The adjusted conversion price is $19.57 pursuant to this adjustment. In addition, the completion of the offering resulted in an adjustment to the exercise price of the warrant and to the number of our shares issuable upon exercise of the warrant pursuant to anti-dilution provisions of the warrant. As so adjusted, the warrant exercise price is $27.95 and the number of shares issuable upon exercise of the warrant is 38,333.

   In addition to the line of credit, our foreign subsidiaries in Germany, Italy and Switzerland have lines of credit with banks in their respective countries that are utilized primarily for overdraft and short-term cash needs. At October 31, 2001, no amounts were outstanding under these lines.

   We are contingently liable at October 31, 2001 under the terms of repurchase agreements with several financial institutions providing inventory financing for dealers of our products. Under these agreements, dealers purchase our products, and the financial institutions agree to pay us for those purchases, less a pre-set financing charge, within an agreed payment term. Two of these institutions, Finova and IBM Credit Corporation, have also provided us with vendor inventory financing. The contingent liability under these agreements approximates the amount financed, reduced by the resale value of any appliances that may be repurchased, and the risk of loss is spread over several dealers and financial institutions. At October 31, 2001 and 2000, we were contingently liable for purchases made under these agreements of approximately $88,000 and $263,000, respectively.

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

   As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $1,140,000, and unamortized identifiable intangible assets in the amount of $630,000, all of which will be subject to the transition provisions of SFAS 141 and 142. Amortization expense related to goodwill was $119,000 and $42,000 for the three months ended October 31, 2001, and 2000 respectively. Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

IF GROWTH IN THE NAS MARKET DOES NOT MEET OUR EXPECTATIONS, OUR FUTURE FINANCIAL PERFORMANCE COULD SUFFER.

   We believe our future financial performance will depend in large part upon the future growth in the NAS market and on emerging standards in this market. We intend for NAS products to be our primary business. The market for NAS products, however, may not continue to grow. Long-term trends in storage technology remain unclear and some analysts have questioned whether competing technologies, such as storage area networks, may emerge as the preferred storage solution. If the NAS market grows more slowly than anticipated, or if NAS products based on emerging standards other than those adopted by us become increasingly accepted by the market, our operating results could be harmed.

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

IF WE FAIL TO SUCCESSFULLY MANAGE OUR TRANSITION TO A FOCUS ON NAS PRODUCTS, OUR BUSINESS AND PROSPECTS WOULD BE HARMED.

   We began developing NAS products in 1997. Since then, we have focused our efforts and resources on our NAS business, and we intend to continue to do so. We expect to continue to wind down our Legacy product development and marketing efforts. In the interim, we expect to continue to rely in part upon sales of Legacy products to fund operating and development expenses. Net sales of our Legacy products have been declining in amount and as a percentage of our overall net sales, and we expect these declines to continue. If the decline in net sales of our Legacy products varies significantly from our expectations, or the decline in net sales of our Legacy products is not substantially offset by increases in sales of our NAS products, we may not be able to generate sufficient cash flow to fund our operations or to develop our NAS business.

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

THE RECENT TERRORIST ATTACKS MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

   The terrorist attacks in New York and Washington, D.C. on September 11, 2001 appear to be having an adverse effect on business, financial and general economic conditions. These effects may, in turn, have an adverse effect on our business and results of operations. At this time, however, we are not able to predict the nature, extent and duration of these effects on overall economic conditions or on our business and operating results.

THE CALIFORNIA ENERGY CRISIS IS CAUSING US TO EXPERIENCE SIGNIFICANTLY HIGHER ENERGY COSTS AND OCCASIONAL INTERRUPTIONS IN OUR SUPPLY OF ELECTRICAL POWER, WHICH COULD DISRUPT OUR BUSINESS, HARM OUR OPERATING RESULTS AND DEPRESS THE PRICE OF OUR COMMON STOCK.

   California has recently experienced a shortage of electrical power and other energy sources. This shortage has resulted in significantly higher electricity and other energy costs and has occasionally resulted in rolling brown-outs, or the temporary and generally unannounced loss of the primary electrical power source. The computer and manufacturing equipment and other systems in our headquarters in Irvine, California, are powered by electricity. Currently, we do not have secondary electrical power sources to mitigate the impacts of temporary or longer-term electrical outages. We may continue to experience higher costs for electricity and other energy sources, as well as brown-outs and black-outs. We may also become subject to usage restrictions or other energy consumption regulations that could adversely impact or disrupt our manufacturing and other activities. Continued higher energy costs could materially harm our profitability and depress the price of our common stock. In addition, if we experience interruptions in our supply of electricity, our manufacturing and other operations would be disrupted, which could materially adversely affect our results of operations and depress the price of our common stock.

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

IF WE FAIL TO INCREASE THE NUMBER OF INDIRECT SALES CHANNELS FOR OUR NAS PRODUCTS, OUR ABILITY TO INCREASE NET SALES MAY BE LIMITED.

   In order to grow our business, we will need to increase market awareness and sales of our NAS products. To achieve these objectives, we plan to expand revenues from our indirect sales channels, including resellers and systems integrators. To do this, we will need to modify and expand our existing relationships with these indirect channel partners, as well as enter into new indirect sales channel relationships. We may not be successful in accomplishing these objectives. If we are unable to expand our direct or indirect sales channels, our ability to increase revenues may be limited.

BECAUSE WE DO NOT HAVE EXCLUSIVE RELATIONSHIPS WITH OUR DISTRIBUTORS FOR OUR LEGACY PRODUCTS, THESE CUSTOMERS MAY GIVE HIGHER PRIORITY TO PRODUCTS OF COMPETITORS, WHICH COULD HARM OUR OPERATING RESULTS.

   Our distributors generally offer products of several different companies, including products of our competitors. Accordingly, these distributors may give higher priority to products of our competitors, which could harm our operating results. In addition, our distributors often demand additional significant selling concessions and inventory rights, such as limited return rights and price protection. We cannot assure you that sales to our distributors will continue, or that these sales will be profitable.

BECAUSE WE HAVE ONLY APPROXIMATELY FOUR YEARS OF OPERATING HISTORY IN THE NAS MARKET, WHICH IS NEW AND RAPIDLY EVOLVING, OUR HISTORICAL FINANCIAL INFORMATION IS OF LIMITED VALUE IN PROJECTING OUR FUTURE OPERATING RESULTS OR PROSPECTS.

   We have been manufacturing and selling our NAS products for only approximately four years. For the years ended July 31, 1999, 2000 and 2001, these products accounted for approximately 8%, 28% and 68% of our total net sales, respectively. For the three months ended October 31, 2001, these products accounted for approximately 82% of our total net sales. We expect sales of our NAS products to represent an increasing percentage of our net sales in the future. Because our operating history in the NAS product market is only approximately four years, as well as the rapidly evolving nature of the NAS market, it is difficult to evaluate our business or our prospects. In particular, our historical financial information is of limited value in projecting our future operating results.

MARKETS FOR BOTH OUR NAS APPLIANCES AND OUR LEGACY PRODUCTS ARE INTENSELY COMPETITIVE, AND IF WE ARE UNABLE TO COMPETE EFFECTIVELY, WE MAY LOSE MARKET SHARE OR BE REQUIRED TO REDUCE PRICES.

   The markets in which we operate are intensely competitive and characterized by rapidly changing technology. Increased competition could result in price reductions, reduced gross margins or loss of market share, any of which could harm our operating results. We compete with other NAS companies, direct-selling storage providers and smaller vendors that provide storage solutions to end-users. In our Legacy markets, we compete with computer manufacturers that provide storage upgrades for their own products, as well as with manufacturers of hard drives, CD servers and arrays and storage upgrade products. Many of our current and potential competitors have longer operating histories, greater name recognition, larger customer bases and greater financial, technical, marketing and other resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion, sale and support of their products, and reduce prices to increase market share. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We may not be able to compete successfully against current or future competitors. In addition, new technologies may increase competitive pressures.

WE DEPEND ON A FEW CUSTOMERS, INCLUDING DISTRIBUTORS AND SPECIALIZED END-USERS, FOR A SUBSTANTIAL PORTION OF OUR NET SALES, AND CHANGES IN THE TIMING AND SIZE OF THESE CUSTOMERS' ORDERS MAY CAUSE OUR OPERATING RESULTS TO FLUCTUATE.

   For the three months ended October 31, 2001, three customers accounted for 19% of our net sales, while one customer accounted for 25% of our net sales for the three months ended October 31, 2000. Unless and until we diversify and expand our customer base for NAS products, our future success will depend to a large extent on the timing and size of future purchase orders, if any, from these customers. In addition, we may receive large volume purchases from single site purchasers of large installations of our NAS products over relatively short periods of time. This may cause our sales to be highly concentrated and significantly dependent on one or only a few customers. If we lose a major customer, or if one of our customers significantly reduces its purchasing volume or experiences financial difficulties and is unable to or does not pay amounts owed to us, our results of operations would be adversely affected. In fiscal 2001, we sold our Legacy products principally to distributors. We cannot be certain that customers that have accounted for significant revenues in past periods will continue to purchase our products or fully pay for products they purchase in future periods. During the first quarter of fiscal 2002, we increased our reserves for accounts receivable by $2.8 million, but we cannot assure that our reserves for accounts receivable will be adequate.

OUR GROSS MARGINS OF OUR VARIOUS PRODUCT LINES HAVE FLUCTUATED SIGNIFICANTLY IN THE PAST AND MAY CONTINUE TO FLUCTUATE SIGNIFICANTLY. FOR EXAMPLE, WE MAY NOT SEE INCREASED SALES OF OUR NAS APPLIANCES.

   Historically, our gross margins have fluctuated significantly. Our gross margins vary significantly by product line and distribution channel, and, therefore, our overall gross margin varies with the mix of products we sell. Our markets are characterized by intense competition and declining average unit selling prices over the course of the relatively short life cycles of individual products. For example, we derive a significant portion of our sales from NAS products. The market for these products is highly competitive and subject to intense pricing pressures. If we fail to increase sales of our NAS appliances, or if demand, sales or gross margins for our Legacy products decline rapidly, we believe our overall gross margins may continue to decline.

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

IF WE ARE UNABLE TO MANAGE OUR INTERNATIONAL OPERATIONS EFFECTIVELY, OUR OPERATING RESULTS COULD BE MATERIALLY ADVERSELY AFFECTED.

   Net sales to our international customers, including export sales from the United States, accounted for approximately 33%, 41% and 56% of our net sales for the years ended July 31, 1999, 2000, 2001, respectively, and approximately 50% of our net sales in the three months ended October 31, 2001. We have committed significant operational resources to drive our international growth. Our international operations will expose us to operational challenges that we would not otherwise face if we conducted our operations only in the United States. These include:

   - currency exchange rate fluctuations, particularly when we sell our products in currencies other than U.S. dollars;

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

   Any of these factors could have an adverse impact on our existing international operations and business or impair our ability to continue expanding into international markets. For example, our reported sales can be affected by changes in the currency rates in effect during any particular period. The effects of currency fluctuations were evident in our results of operations for the fiscal year 2001 and the first quarter of fiscal 2002. During this period, the Euro and two currencies whose values are pegged to the Euro, fluctuated significantly against the U.S. dollar. As a result, we incurred a foreign currency loss of approximately $54,000 in fiscal 2001 and a foreign currency gain of $205,000 in the first quarter of fiscal 2002. Also, these currency fluctuations can cause us to report higher or lower sales by virtue of the translation of the subsidiary's sales into U.S. dollars at an average rate in effect throughout the fiscal year. In addition, we have funded operational losses of our subsidiaries of approximately $4.1 million between the date of purchase and October 31, 2001, and if our subsidiaries continue to incur operational losses, our cash and liquidity would be negatively impacted.

   In order to successfully expand our international sales, we must strengthen foreign operations and recruit additional international resellers. Expanding internationally and managing the financial and business operations of our foreign subsidiaries will also require significant management attention and financial resources. For example, our foreign subsidiaries in Europe have incurred operational losses. To the extent that we are unable to address these concerns in a timely manner, our growth, if any, in international sales will be limited, and our operating results could be materially adversely affected. In addition, we may not be able to maintain or increase international market demand for our products.

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

   - changes in sales volumes through our reseller and distribution channels, which have varying commission and sales discount structures;

   -  changing technological needs within our target product markets;

   -  the impact of price competition on the selling prices for our products;

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

   Our revenues in any quarter may also be affected by product returns and any warranty obligations in that quarter. Many of our distributors have limited product return rights. In addition, we generally extend warranties to our customers that correspond to the warranties provided by our suppliers. If returns exceed applicable reserves or if a supplier were to fail to meet its warranty obligations, we could incur significant losses. In the first quarter of fiscal 2001 and 2000, we experienced product return rates of approximately 8.0% and 8.4%, respectively. This rate may vary significantly in the future, and we cannot assure you that our reserves for product returns will be adequate in any future period.

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

   We believe that our success will depend on the continued services of our executive officers and other key employees. The loss of any of these key executive officers or other key employees could harm our business.

WE MAY NOT BE ABLE TO ACHIEVE OR SUSTAIN PROFITABILITY, AND OUR FAILURE TO DO SO COULD REQUIRE US TO SEEK ADDITIONAL FINANCING, WHICH MAY NOT BE AVAILABLE TO US ON FAVORABLE OR ANY TERMS.

   In recent periods, we have experienced significant declines in net sales and gross profit, and we have incurred operating losses. We incurred operating losses of $5.2 million for fiscal 1999, $12.1 million for fiscal 2000, $16.6 million (including a charge for in-process research and development and increased reserves for inventory and accounts receivable) in fiscal year 2001 and $5.0 million for the three months ended October 31, 2001 (including a $2.8 million increase in accounts receivable reserves). We currently expect to incur operating losses through at least the third quarter of fiscal 2002, although this expectation is based on a variety of factors and subject to a number of risks, including those set forth in this and other risk factors in this report. We will need to increase our revenues from our NAS products to achieve and maintain profitability. The revenue and profit potential of these products is unproven. We may not be able to generate significant or any revenues from our NAS products or achieve or sustain profitability in the future. If we are unable to achieve or sustain profitability in the future, we will have to seek additional financing in the future, which may not be available to us on favorable or any terms.

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

WE HAVE ISSUED CONVERTIBLE DEBENTURES, AND THE OBLIGATIONS OF THE DEBENTURES POSE RISKS TO THE PRICE OF OUR COMMON STOCK AND OUR OPERATIONS.

   On October 31, 2000, we issued 3-year $15 million convertible debentures to a private investor, of which we have repaid $10.0 million. The debentures provide that, in certain circumstances, the holder of the debentures may convert its position into our stock, or demand that we repay outstanding amounts with cash. The terms and conditions of the debentures pose unique and special risks to our operations and the price of our common stock. Some of those risks are discussed in more detail below.

OUR ISSUANCE OF STOCK UPON THE CONVERSION OF THE DEBENTURES AND THE EXERCISE OF THE WARRANTS, AS WELL AS ADDITIONAL SALES OF OUR COMMON STOCK BY THE INVESTOR, MAY DEPRESS THE PRICE OF OUR COMMON STOCK AND SUBSTANTIALLY DILUTE YOUR SHARES.

   We have registered for resale by the investor in our debentures a total of 2,322,149 shares of our common stock. This number represents approximately 235% of the number of shares of our common stock issuable if our debentures were to remain outstanding until their stated maturity on October 31, 2003 and all interest on the debentures were to be paid in shares of our stock valued at $8.55 per share, the closing price of our stock on April 18, 2001, plus the number of shares of our common stock issuable if the investor's warrant were to be exercised in full. As is noted in the risk factor immediately below, if the investor were to convert the debentures during a period when the re-set conversion price is in effect, we could be required to issue a substantially greater number of our shares to the investor. The issuance of all or any significant portion of the shares of our common stock that we have registered for resale, together with any additional shares that we may be required to register for resale if the remaining $5.0 million in debentures are converted during a period when the re-set conversion price is in effect, could result in substantial dilution to the interests of our other shareholders and a decrease in the price of our stock. A decline in the price of our common stock could encourage short sales of our stock, which could place further downward pressure on the price of our stock.

THE CONVERSION PRICE UNDER THE DEBENTURES WILL AUTOMATICALLY RE-SET PERIODICALLY. IF THE INVESTOR CONVERTS SOME OR ALL OF THE DEBENTURES DURING THE RESET PERIODS AND WE DO NOT REPAY IN CASH THE DEBENTURES THAT THE INVESTOR THEN DESIRES TO CONVERT, WE WILL HAVE TO ISSUE SHARES SUBSTANTIALLY IN EXCESS OF THOSE ORIGINALLY CONTEMPLATED, AND THOSE ADDITIONAL SHARES WILL DILUTE YOUR SHARES.

   The conversion price under the debentures will automatically re-set periodically. During these re-set periods, the conversion price will, for five consecutive trading days, adjust to 90% of the average closing price of our stock during the 10 trading days preceding each re-set period if this amount is less than the conversion price that would otherwise apply. The first re-set period began on May 15, 2001 and ended on May 21, 2001. The second re-set period began on October 31, 2001 and ended on November 5, 2001. The next re-set period will begin on April 30, 2002 and additional re-set periods will occur every six months thereafter. During the first re-set period, the investor elected to convert $5.0 million of the debentures at the re-set conversion price. We have paid the investor in cash the $5.0 million principal amount of the debentures that the investor elected to convert during the first re-set period. During the second re-set period, the investor elected to convert $5.0 million of the debentures at the re-set conversion price. Subsequent to October 31, 2001, the Company paid the investor in cash the $5.0 million principal amount of the debentures that the investor elected to convert during the second re-set period. The remaining $5.0 million of the debentures, plus any unpaid interest on that amount, may be converted at the re-set conversion price at the third re-set period beginning on April 30, 2002 and at the additional re-set periods that will occur every six months thereafter until October 31, 2003.

   We have the right to pay the investor in cash the principal amount of any portion of the debentures the investor elects to convert during a re-set period. We also have the right to repurchase all, or any portion, of the outstanding principal amount of this debenture at a price equal to 110% of the outstanding principal amount, plus any unpaid interest. If we do not elect to pay cash to satisfy any future conversions of the remaining portion of the debentures during subsequent re-set periods, the number of shares of our common stock that we would be required to issue upon conversion of the remaining portion of the debentures at the re-set conversion price could be substantial. For example, if the 10-trading day average of our shares preceding a re-set period were to be $.42 per share, which is 75% lower than the lowest closing price reached by our shares since the date the debentures were issued, the re-set conversion price would be approximately $.37 per share. If the remaining $5.0 million principal amount of the debentures were to be converted at this price, we would be required to issue the investor approximately 13,500,000 shares, which would result in the investor owning approximately 46% of our outstanding stock after giving effect to such issuance to the investor.

WE WILL RECORD A CHARGE IF THE DEBENTURES ARE CONVERTED AT A CONVERSION PRICE THAT IS LESS THAN $22.79, OR IF WE SATISFY AN INVESTOR DEMAND FOR REPAYMENT OR CONVERSION.

   If we issue shares of our common stock at a conversion price that is less than $22.79 per share, we will record a charge to our statement of operations in an amount equal to the intrinsic value of the beneficial conversion feature. This value would be determined by subtracting the number of shares of our common stock issuable upon conversion of the applicable portion of the debentures at a conversion price of $22.79 from the number of shares issuable upon conversion of that portion of the debentures at the lower conversion price, and multiplying the difference by $22.79, the closing price of our common stock on the date we issued the debentures. Any such charge, if recorded, would be a material non-cash charge and would not affect our net shareholders' equity. In June 2001, we completed the sale of 3,800,000 shares of common stock raising gross proceeds of approximately $34.2 million before issuance costs of $2.7 million. As a result of this offering, the conversion price of our outstanding debenture was adjusted pursuant to a weighted average adjustment under the terms of the debenture. The adjusted conversion price is $19.57 pursuant to this adjustment. In addition, the completion of the offering resulted in an adjustment to the exercise price of the warrant and to the number of our shares issuable upon exercise of the warrant pursuant to anti-dilution provisions of the warrant. As so adjusted, the warrant exercise price is $27.95 and the number of shares issuable upon exercise of the warrant is 38,333.

   Also, we are amortizing certain debt issuance costs and the cost of the warrant we issued to the investor. These costs will be amortized as interest expense through May 2002. At October 31, 2001, the amount relating to unamortized debt issuance costs and warrant costs was approximately $352,000.

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

THE DEBENTURES PROVIDE FOR VARIOUS EVENTS OF DEFAULT THAT WOULD ENTITLE THE INVESTOR TO REQUIRE US TO REPAY THE REMAINING BALANCE OWED OF $5.0 MILLION IN CASH WITHIN THREE DAYS. IF AN EVENT OF DEFAULT OCCURS, THE REPAYMENT MAY SIGNIFICANTLY REDUCE OUR WORKING CAPITAL TO FUND OUR BUSINESS.

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

   As of October 31, 2001, we were in default under a financial covenant of the CIT loan agreement; CIT has waived compliance with the covenant.

   If we were required to make a default payment at a time when all of the remaining $5.0 million principal amount of the debentures were outstanding, the payment required would be a minimum of $5.5 million and could be substantially greater depending upon the market price of our common stock at the time. In addition, if we default in the timely performance of specified obligations under our registration rights agreement with the investor, we would also be obligated to pay as liquidated damages to the investor an amount equal to $300,000 each month until any such default is cured.

   Some of the events of default include matters over which we may have some, little or no control, such as various corporate transactions in which the control of our company changes, or if our common stock ceases to be listed on a trading market. If an event of default occurs, the repayment could significantly reduce our working capital to fund our business.

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS.

   This Report on Form 10-Q contains "forward-looking" statements, including, without limitation, the statements under the captions "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," You can identify these statements by the use of words like "may," "will," "could," "should," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "continue," and variations of these words or comparable words. In addition, all of the non-historical information in this Report on Form 10-Q is forward-looking. Forward-looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may and probably will differ substantially from the results that the forward-looking statements suggest for various reasons, including those discussed under "Risk Factors." These forward-looking statements are made only as of the date of this Report on Form 10-Q. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

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

   Since October 31, 2000, we have entered into a line of credit and term loan agreements pursuant to which amounts outstanding bear interest at the lender's prime rate plus up to .50%. Accordingly, if we were to borrow funds under such agreements, we expect that we will experience interest rate risk on our debt.

FOREIGN CURRENCY EXCHANGE RISK

   We transact business in various foreign countries, but we only have significant assets deployed outside the United States in Europe. We have effected intercompany advances and sold goods to our German subsidiary, as well as our subsidiaries in Italy and Switzerland, denominated in U.S. dollars, and those amounts are subject to currency fluctuation and require constant revaluation on our financial statements. In the three months ended October 31, 2001 we incurred $205,000 in foreign currency gains and in the three month period ended October 31, 2000 we incurred $160,000 of foreign currency losses which are included in our selling, general and administrative expenses. We do not operate a hedging program to mitigate the effect of a significant rapid change in the value of the Euro, the German mark, the Swiss franc, or the Italian lira compared to the U.S. dollar. If such a change did occur, we would have to take into account a currency exchange gain or loss in the amount of the change in the U.S. dollar denominated balance of the amounts outstanding at the time of such change. Our net sales can also be affected by a change in the exchange rate because we translate sales of our subsidiaries at the average rate in effect during a financial reporting period. At October 31, 2001, approximately $9.4 million in current intercompany advances and accounts receivable from our foreign subsidiaries were outstanding. We can not assure you that we will not sustain a significant loss if a rapid or unpredicted change in value of the Euro or related European currencies should occur. We can not assure you that such a loss would not have an adverse material effect on our results of operations or financial condition.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, County of Orange, State of California, on the 17th of December, 2001.

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

          SIGNATURE                                TITLE                            DATE
          ---------                                -----                            ----
    /s/   Alex Razmjoo                   Chairman of the Board, President      December 17, 2001
-----------------------------------      and Chief Executive Officer
          Alex Razmjoo                   (Principal Executive Officer)


    /s/   Robert Rankin                     Chief Financial Officer            December 17, 2001
-----------------------------------
          Robert Rankin

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