Form 10-Q
period 2002-01-31
PROCOM TECHNOLOGY INC
filed 2002-03-18
CIK 1025711

Securities and Exchange Commission
Washington, DC 20549

REPORT ON FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2002

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission file number 0-21053

PROCOM TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	33-0268063 (IRS Employer Identification No.)

58 Discovery, Irvine California (Address of principal executive office)	92618 (Zip Code)

(949) 852-1000
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     The number of shares of Common Stock, $.01 par value, outstanding on March 1, 2002 was 16,023,633.

PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

PART 1 — FINANCIAL INFORMATION

		PAGE

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of January 31, 2002 and July 31, 2001	2
	Condensed Consolidated Statements of Operations for the three and six month periods ended January 31, 2002 and 2001	3
	Condensed Consolidated Statements of Shareholders’ Equity for the six month period ended January 31, 2002 and the year ended July 31, 2001	4
	Condensed Consolidated Statements of Cash Flows for the six month periods ended January 31, 2002 and 2001	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

PART II — OTHER INFORMATION

Item 4.	Submission of Matters to Vote of Security Holders	23

SIGNATURES

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	JANUARY 31,	JULY 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$16,552,000	$25,419,000
Accounts receivable, less allowances for doubtful accounts and sales returns of $9,993,000 and $6,412,000, respectively	11,209,000	11,979,000
Inventories	6,386,000	6,292,000
Income tax receivable	13,000	18,000
Prepaid expenses	1,267,000	1,184,000
Other current assets	275,000	310,000

Total current assets	35,702,000	45,202,000
Property and equipment, net	17,113,000	17,766,000
Other assets	2,037,000	2,259,000

Total assets	$54,852,000	$65,227,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$39,000	$8,000
Current portion of long-term debt	172,000	—
Accounts payable	3,923,000	4,151,000
Flooring line obligation	946,000	531,000
Accrued expenses and other current liabilities	2,288,000	2,052,000
Accrued compensation	1,219,000	1,194,000
Deferred service revenues	608,000	447,000
Income taxes payable	7,000	51,000
Convertible debenture	—	9,726,000

Total current liabilities	9,202,000	18,160,000
Long-term debt, net of current portion	8,578,000	—

Total liabilities	17,780,000	18,160,000

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 65,000,000 shares authorized, 16,023,633 and 15,993,564 shares issued and outstanding, respectively	160,000	160,000
Additional paid-in capital	58,681,000	58,575,000
Accumulated deficit	(21,469,000)	(11,343,000)
Accumulated other comprehensive loss	(300,000)	(325,000)

Total shareholders’ equity	37,072,000	47,067,000

Total liabilities and shareholders’ equity	$54,852,000	$65,227,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	JANUARY 31,	JANUARY 31,	JANUARY 31,	JANUARY 31,
	2002	2001	2002	2001

Net sales	$7,797,000	$11,722,000	$16,087,000	$24,986,000
Cost of sales	4,293,000	7,108,000	8,687,000	15,490,000

Gross profit	3,504,000	4,614,000	7,400,000	9,496,000
Selling, general and administrative expenses	6,441,000	4,298,000	13,675,000	8,967,000
Research and development expenses	1,584,000	1,681,000	3,235,000	3,453,000
In-process research and development	—	4,262,000	—	4,262,000

Total operating expenses	8,025,000	10,241,000	16,910,000	16,682,000

Operating loss	(4,521,000)	(5,627,000)	(9,510,000)	(7,186,000)
Interest income	144,000	236,000	335,000	458,000
Interest expense	(437,000)	(423,000)	(951,000)	(571,000)

Loss before income taxes	(4,814,000)	(5,814,000)	(10,126,000)	(7,299,000)
Income tax provision (benefit)	—	54,000	—	(340,000)

Net loss	$(4,814,000)	$(5,868,000)	$(10,126,000)	$(6,959,000)

Net loss per common share:
Basic and diluted	$(0.30)	$(0.50)	$(0.63)	$(0.60)

Weighted average number of common shares:
Basic and diluted	16,007,000	11,806,000	16,002,000	11,688,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

				RETAINED
	COMMON STOCK			EARNINGS	ACC. OTHER
			ADDITIONAL	(ACCUMULATED	COMPREHENSIVE
	SHARES	AMOUNT	PAID IN CAPITAL	DEFICIT)	GAIN (LOSS)	TOTAL

BALANCE AT JULY 31, 2000	11,531,357	115,000	19,685,000	8,007,000	(251,000)	27,556,000
Comprehensive loss:
Net loss	—	—	—	(19,350,000)	—	(19,350,000)
Foreign currency translation adjustment	—	—	—	—	(74,000)	(74,000)

Comprehensive loss						(19,424,000)
Issuance of common stock through public offering, net of issuance costs of $2.7 million	3,800,000	38,000	31,453,000	—	—	31,491,000
Acquisition of business	480,000	5,000	5,755,000	—	—	5,760,000
Compensatory stock options	—	—	41,000	—	—	41,000
Exercise of employee stock options	157,401	2,000	845,000	—	—	847,000
Issuance of stock to employees	24,806	—	234,000	—	—	234,000
Issuance of stock warrant to investor	—	—	562,000	—	—	562,000

BALANCE AT JULY 31, 2001	15,993,564	160,000	58,575,000	(11,343,000)	(325,000)	47,067,000

Comprehensive loss:
Net loss	—	—	—	(10,126,000)	—	(10,126,000)
Foreign currency translation adjustment	—	—	—	—	25,000	25,000

Comprehensive loss						(10,101,000)
Additional issuance costs relating to common stock public offering in fiscal 2001	—	—	(23,000)	—	—	(23,000)
Compensatory stock options	—	—	36,000	—	—	36,000
Issuance of stock to employees	25,569	—	70,000	—	—	70,000
Exercise of employee stock options	4,500	—	23,000	—	—	23,000

BALANCE AT JANUARY 31, 2002	16,023,633	$160,000	$58,681,000	$(21,469,000)	$(300,000)	$37,072,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED JANUARY 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,126,000)	$(6,959,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	962,000	670,000
Amortization of debt issuance costs related to stock warrant	274,000	—
Compensatory stock options	36,000	20,000
In-process research and development	—	4,262,000
Deferred income taxes	—	(327,000)
Changes in operating accounts:
Accounts receivable	770,000	(4,560,000)
Inventories	(94,000)	(1,055,000)
Income tax receivable	5,000	2,699,000
Prepaid expenses	(83,000)	(713,000)
Other current assets	35,000	(3,000)
Other assets	(19,000)	(273,000)
Accounts payable	(228,000)	(3,001,000)
Accrued expenses and compensation	261,000	870,000
Deferred service revenues	161,000	(43,000)
Income taxes payable	(44,000)	53,000

Net cash used in operating activities	(8,090,000)	(8,360,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(68,000)	(1,770,000)
Acquisition of business, net of cash acquired	—	(250,000)

Net cash used in investing activities	(68,000)	(2,020,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of convertible debenture	—	15,000,000
Repayments of convertible debenture	(10,000,000)	—
Borrowings (repayments) of long term debt	8,750,000	(10,750,000)
Net borrowings on lines of credit	31,000	3,508,000
Flooring line obligation	415,000	(130,000)
Proceeds from exercise of stock options	23,000	600,000
Common stock issuance costs	(23,000)	—
Issuance of common stock to employees	70,000	145,000

Net cash provided by (used in) financing activities	(734,000)	8,373,000
Effect of exchange rate changes	25,000	(38,000)

Decrease in cash and cash equivalents	(8,867,000)	(2,045,000)
Cash and cash equivalents at beginning of period	25,419,000	15,515,000

Cash and cash equivalents at end of period	$16,552,000	$13,470,000

Supplemental disclosures of cash flow information:
CASH PAID (RECEIVED) DURING THE PERIOD:
Interest	$370,000	$112,000
Income taxes	$—	$(2,733,000)
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Common stock warrant issued to convertible debenture investor	$—	$582,000

The accompanying notes are an integral part of these
condensed consolidated financial statements.

PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL.

     The accompanying financial information is unaudited, but in the opinion of management, reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of Procom Technology, Inc. and its consolidated subsidiaries (the “Company”) as of the dates indicated and the results of operations for the periods then ended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While the Company believes that the disclosures are adequate to make the information presented not misleading, the financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Report on Form 10-K for fiscal 2001. Results for the interim periods presented are not necessarily indicative of the results for the entire year.

NOTE 2. CRITICAL ACCOUNTING POLICIES AND ESTIMATES.

     The preparation of the condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements.

     The Company sells NAS appliances primarily through direct sales channels and resellers. Revenue is generally recorded upon product shipment. The Company maintains reserves, which are adjusted at each reporting date, to estimate anticipated returns based on historical rates of sales returns. In addition, the Company sells service contracts for certain of its appliances that extend for a specified period of time, usually one to three years. Revenue from these service contracts is recorded ratably over the life of the service agreement. The Company sells its Legacy products primarily through distributors. Revenue is recorded from these Legacy sales when the distributor receives the product. The agreements with the Company’s distributors allow limited product returns, including stock balancing and price protection privileges. The Company maintains reserves, which are adjusted at each financial reporting date, to estimate anticipated returns, including stock balancing and price protection claims, relating to each reporting period. The reserves are based on historical rates of sales and returns, including stock balancing and price protection claims, and the level of the Company’s product held by its customers in their inventory. If the Company were to experience a significant increase in product sales returns, additional sales reserves may be required. In addition, until the Company's collection experience improves in certain European countries, the Company is recording revenue from certain customers in European countries using the cost recovery method beginning in the second quarter of fiscal 2002.

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, or if the Company’s receivable aging continues to lengthen for some of our European customers, additional allowances may be required.

     The Company writes down its inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

NOTE 3. INVENTORIES.

     Inventories are summarized as follows:

	January 31, 2002	July 31, 2001

Raw materials	$2,454,000	$2,472,000
Work in process	614,000	283,000
Finished goods	3,318,000	3,537,000

Total	$6,386,000	$6,292,000

NOTE 4. NET LOSS PER SHARE.

     Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of shares of common stock outstanding and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of stock options and warrants. For the periods presented, basic and diluted net loss per share was based on the weighted average number of shares of common stock outstanding during the period. As of January 31, 2002 and 2001, stock options and warrants to purchase 2,148,000 shares and 1,828,000 shares of common stock, respectively, were outstanding. The dilutive effect of these stock options and warrants were not included in the computation of net loss per share as the effect would have been antidilutive.

NOTE 5. COMPREHENSIVE LOSS.

     For the six months ended January 31, 2002 and 2001, the only differences between reported net loss and comprehensive loss was a foreign currency translation adjustment gain of $25,000 and a loss of $38,000, respectively.

NOTE 6. BUSINESS SEGMENT INFORMATION.

     The Company operates in one industry segment: The design, manufacture and marketing of data storage devices. The Company has two major distinct product families: network attached storage products (“NAS”) and other data storage products (“Legacy”), which includes disk drive storage upgrade systems, CD/DVD-ROM servers and arrays and tape backup products. Net sales of NAS products represented 83% and 76% of total product net sales for the three months ended January 31, 2002 and 2001, respectively, and 83% and 67% of total net sales for the six months ended January 31, 2002 and 2001, respectively.

     International sales as a percentage of net sales amounted to 54% and 60% for the three months ended January 31, 2002 and 2001, respectively, and 52% and 63% for the six months ended January 31, 2002 and 2001, respectively. International sales were primarily to European customers. Identifiable assets used in connection with the Company’s foreign operations were $6.9 million at January 31, 2002 and $8.5 million at July 31, 2001.

     For the six months ended January 31, 2002, four customers accounted for 24% of net sales, while one customer accounted for 20% of net sales for the six months ended January 31, 2001.

NOTE 7. LINES OF CREDIT, CONVERTIBLE DEBENTURE AND LONG-TERM DEBT.

     On October 10, 2000, the Company entered into a term loan agreement and a three-year working capital line of credit with The CIT Group/Business Credit (“CIT”). A term loan of $4.0 million, due and payable upon the Company’s finalization of a long-term mortgage on its corporate headquarters or paid in 12 monthly installments commencing April 1, 2001, was fully repaid in May 2001. An initial term loan of $1.0 million, due and payable in 90 days, was fully repaid on November 1, 2000. The term loans under the agreement incurred interest at the lender’s prime rate, plus .5%, with increases if the outstanding principal was not reduced according to a fixed amortization. The working capital line of credit allows for the Company to borrow, on a revolving basis, for a period of three years, a specified percentage of its eligible accounts receivable (approximately $2.3 million at January 31, 2002), up to a limit of $5.0 million. Amounts outstanding under the working capital line bear interest at the lender’s prime rate plus .25%. At January 31, 2002, no amounts were outstanding under the various credit arrangements. The lender charged approximately $130,000 for the credit facility which is being amortized as interest expense over the term of the credit agreement. The line of credit accrues various monthly maintenance, minimum usage and early termination fees. The line of credit is collateralized by certain assets of the Company. The line of credit requires certain financial and other covenants, including the maintenance of a minimum EBITDA requirement for rolling 12-month periods ending on each fiscal quarter. For the 12-month period ended on January 31, 2002, the Company was not in compliance with the minimum EBITDA requirement. The lender has agreed that the Company’s non-compliance with this covenant for this period will not be deemed a default or constitute an event of default under the line of credit.

     In addition to the CIT line of credit noted above, the Company has a flooring line with IBM Credit, which has committed to make $2.5 million in flooring inventory commitments available to the Company. As of January 31, 2002 and July 31, 2001, we owed $946,000 and $531,000, respectively, under the flooring line. The flooring line is collateralized by the specific inventory purchased pursuant to the flooring commitments. CIT and IBM Credit have entered into an intercreditor agreement which determines the level of priority of either lender’s security interest. The flooring line requires the maintenance by the Company of a minimum net worth of $16.0 million. The Company was in compliance with the terms of the flooring line at January 31, 2002. The flooring line also requires the Company not to be in default of any covenants in the CIT agreement. IBM Credit has waived compliance with that requirement at January 31, 2002.

     On October 31, 2000, the Company issued a $15.0 million convertible unsecured debenture to a private investor. The debenture carried interest at 6.0% per annum, and was repayable in full on October 31, 2003, unless otherwise converted into the common stock of the Company. In connection with the issuance of the debenture, the Company issued to the investor a 5-year warrant to purchase up to 32,916 shares of its common stock at an initial exercise price of $32.55 per share, with the number of shares for which the warrant is exercisable and the exercise price subject to antidilution adjustments. The value of the warrant of $562,000 was computed using the Black-Scholes model, with the following assumptions: Expected life — 5 years, Risk free interest rate — 6%, and Volatility — 1.20. On October 31, 2001, the debenture amount repayable was $10,000,000 with an unamortized warrant value of $121,000, for a net debenture value of $9,879,000. In the second quarter of fiscal 2002, the Company paid the investor the remaining $10,000,000 principal amount of the debentures and expensed the remaining unamortized debt issuance and warrant costs of $260,000 to interest expense.

     In June 2001, the Company completed the sale of 3,800,000 shares of common stock raising gross proceeds of approximately $34.2 million before offering costs of $2.7 million. As a result of this offering, the exercise price of the warrant was adjusted to $27.95 and the number of shares issuable upon exercise of the warrant pursuant to anti-dilution provisions of the warrant were adjusted to 38,333.

     In December 2001, the Company borrowed $8.75 million under a financing arrangement secured by the Company’s corporate headquarters. The principal amount outstanding bears interest at prime plus 1.0% per annum, but not less than 7.0% per annum. Under certain conditions, the Company has the right to request that portions of the principal amount outstanding under the note shall bear interest at a LIBOR based rate, but not less than 7.0%. As of January 31, 2002, the interest rate on the loan was 7.0%. Principal reduction payments of $14,400 plus accrued interest are due each month beginning February 1, 2002 with the remaining principal balance and unpaid interest due at the maturity date of January 1, 2007. Debt issuance costs totaled $201,800 and are being amortized over the term of the loan. Up to an additional $1.0 million may be borrowed under this financing arrangement to cover leasing costs and tenant improvements on the vacant, unimproved space within the corporate headquarters. As of January 31, 2002, the outstanding principal balance of the loan totaled $8.75 million.

     In addition to the line of credit, our foreign subsidiaries in Germany, Italy and Switzerland have lines of credit with banks in their respective countries that are utilized primarily for overdraft and short-term cash needs. At January 31, 2002, the amount outstanding under these lines was $39,000.

NOTE 8. RECENT ACCOUNTING PRONOUNCEMENTS.

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment (or more frequently if indicators of impairment arise). Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective August 1, 2002.

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $1,140,000, and unamortized identifiable intangible assets in the amount of $630,000, all of which will be subject to the transition provisions of SFAS 141 and 142. Amortization expense related to goodwill was $241,000 and $102,000 for the six months ended January 31, 2002 and 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as a cumulative effect of a change in accounting principle.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. Adoption of this statement will not have a material impact on the Company’s consolidated financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     Our revenues and gross margins have been and may continue to be affected by a variety of factors including:

•	new product introductions and enhancements;

•	competition;

•	direct versus indirect sales;

•	the mix and average selling prices of products; and

•	the cost of labor and components.

     Revenue and Revenue Recognition.

     We sell NAS appliances primarily through direct sales channels and resellers. Revenue is generally recorded upon product shipment. We maintain reserves, which are adjusted at each reporting date, to estimate anticipated returns relating to each reporting period based on historical rates of sales returns. In addition, we sell service contracts for certain of our appliances that extend for a specified period of time, usually one to three years. Revenue from these service contracts is recorded ratably over the life of the service agreement.

     We sell Legacy products primarily through distributors. Revenue is recorded from these Legacy sales when the distributor receives the product. Our agreements with our distributors allow limited product returns, including stock balancing and price protection privileges. We maintain reserves, which are adjusted at each financial reporting date, to estimate anticipated returns, including stock balancing and price protection claims, relating to each reporting period. The reserves are based on historical rates of sales and returns, including price protection and stock balancing claims, and the level of our product held by our customers in their inventory.

     In addition, under a product evaluation program established by us, our indirect channel partners and end-users generally are able to receive appliances on a trial basis and return the appliances within a specified period, generally 30-60 days, if they are not satisfied. The period may be extended if the customer needs additional time to evaluate the product within the customer’s particular operating environment. The value of evaluation units at customer sites at a financial reporting date are included in inventory as finished goods. At both January 31, 2002 and July 31, 2001, inventory related to evaluation units was approximately $2.3 million. We do not record evaluation units as sales until the customer has notified us of acceptance of these units. In addition, until our collection experience improves in certain European countries, we are recording revenue from certain customers in European countries using the cost recovery method beginning in the second quarter of fiscal 2002.

     Cost of Sales.

     Our cost of sales consists primarily of the cost of components produced by our suppliers, such as disk drives, cabinets, power supplies, controllers and CPUs, our direct and indirect labor expenses and related overhead costs such as rent, utilities and manufacturing supplies and other expenses. In addition, cost of sales includes third party license fees, warranty expenses and reserves for excess and obsolete inventory.

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

     The following table sets forth consolidated statement of operations data as a percentage of net sales for each of the periods indicated:

	THREE MONTHS ENDED JANUARY 31,		SIX MONTHS ENDED JANUARY 31,

STATEMENT OF OPERATIONS	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.1	60.6	54.0	62.0

Gross profit	44.9	39.4	46.0	38.0
Operating expenses:
Selling, general and administrative	82.6	36.7	85.0	35.9
Research and development	20.3	14.3	20.1	13.8
In-process research and development	—	36.4	—	17.1

Total operating expenses	102.9	87.4	105.1	66.8

Operating loss	(58.0)	(48.0)	(59.1)	(28.8)
Interest expense, net	(3.8)	(1.6)	(3.8)	(0.5)

Loss before income taxes	(61.8)	(49.6)	(62.9)	(29.3)
Provision (benefit) for income taxes	—	0.5	—	(1.4)

Net loss	(61.8)%	(50.1)%	(62.9)%	(27.9)%

CRITICAL ACCOUNTING POLICIES AND ESTIMATES.

     The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

     We sell NAS appliances primarily through direct sales channels and resellers. Revenue is generally recorded upon product shipment. We maintain reserves, which are adjusted at each reporting date, to estimate anticipated returns based on historical rates of sales returns. In addition, we sell service contracts for certain of our appliances that extend for a specified period of time, usually one to three years. Revenue from these service contracts is recorded ratably over the life of the service agreement. We sell our Legacy products primarily through distributors. Revenue from these Legacy sales is recorded when the distributor receives the product. The agreements with our distributors allow limited product returns, including stock balancing and price protection privileges. We maintain reserves, which are adjusted at each financial reporting date, to estimate anticipated returns, including stock balancing and price protection claims, relating to each reporting period. The reserves are based on historical rates of sales and returns, including stock balancing and price protection claims, and the level of our product held by our customers in their inventory. If we were to experience a significant increase in product sales returns, additional sales reserves may be required. In addition, until our collection experience improves in certain European countries, we are recording revenue from certain customers in European countries using the cost recovery method beginning in the second quarter of fiscal 2002.

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or if our receivable aging continues to lengthen for some of our European customers, additional allowances may be required.

     We write down our inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

COMPARISON OF THREE AND SIX MONTHS ENDED JANUARY 31, 2002 AND 2001

     Net sales decreased by 33.3% to $7.8 million for the three months ended January 31, 2002, from $11.7 million for the three months ended January 31, 2001. The decrease resulted from a decrease in sales of our NAS and Legacy products. Net sales decreased 35.6% to $16.1 million for the six months ended January 31, 2002, from $25.0 million in the comparable period of fiscal 2001. The decrease was due primarily to lower sales of our Legacy products and sales in fiscal 2001 of $5.0 million to a European storage service provider that were not repeated in fiscal 2002.

     Net sales of our NAS products decreased 23.5% to $6.5 million for the three months ended January 31, 2002, from $8.5 million for the comparable period in fiscal 2001. Net sales of our NAS products decreased 18.9% to $13.3 million for the six months ended January 31, 2002, from $16.4 million for the prior year. Excluding sales of $5.0 million to a European storage service provider in fiscal 2001 that were not repeated in fiscal 2002, NAS sales increased $1.9 million, or 16.7%, for the six months ended January 31, 2002 compared to the same period in fiscal 2001. As a percentage of total net sales, NAS product sales increased to 82.8% from 76.2% and to 82.5% from 66.6% for the three and six months ended January 31, 2002 and 2001, respectively.

     International sales were $4.2 million, or 53.7% of our net sales, for the three months ended January 31, 2002, compared to $7.4 million, or 62.8% of our net sales, for the three months ended January 31, 2001. International sales were $8.3 million, or 51.5% of our net sales, for the six months ended January 31, 2002, compared to $15.0 million, or 60.2% of net sales, for the comparable period of fiscal 2001. The decrease was due primarily to lower overall sales of NAS and Legacy products to international customers and sales of $5.0 million to a European storage service provider in fiscal 2001 that were not repeated in fiscal 2002. In addition, until our collection experience improves in certain European countries, we are recording revenue from certain customers in European countries using the cost recovery method beginning in the second quarter of fiscal 2002.

     Gross profit decreased 23.9% to $3.5 million for the three months ended January 31, 2002, from $4.6 million for the three months ended January 31, 2001. Gross profit for the six month period ended January 31, 2002 decreased 22.1% to $7.4 million from $9.5 million for the same period the prior fiscal year. The decrease in gross profit for both periods was due primarily to lower overall sales. Gross margins increased to 44.9% and 46.0% of net sales for the three and six months ended January 31, 2002 and 2001, respectively, from 39.4% and 38.0% of net sales for the comparable three and six month periods in fiscal 2001. The increase in gross margin was primarily the result of the higher percentage of NAS sales, which have higher margins than non-NAS products.

     Selling, general and administrative expenses increased 48.8% to $6.4 million for the three months ended January 31, 2002, from $4.3 million for the three months ended January 31, 2001, and increased as a percentage of net sales to 82.6% from 36.7%. In the second quarter of fiscal 2002, we increased our accounts receivable reserves by $1.0 million to reflect the aging of certain accounts receivable from customers in Switzerland and Italy. Excluding this additional provision, selling, general and administrative expenses for the second quarter of fiscal 2002 increased by $1.1 million over their levels for the second quarter of fiscal 2001 due primarily to increased sales and administrative salaries and commissions in support of NAS sales, increased general administrative expenses and currency translation losses as the U.S. dollar strengthened against both the Euro and Swiss Franc during the second quarter of fiscal 2002.

     For the six months ended January 31, 2002, selling, general and administrative expenses increased to $13.7 million from $9.0 million for the comparable period of fiscal 2001. In the first six months of fiscal 2002, we increased our accounts receivable reserves by $3.8 million due to the financial instability of three of our international customers and to reflect the aging of accounts receivable from the Swiss and Italian customers referred to above. Beginning in the third quarter of fiscal 2002, we implemented numerous initiatives to improve our international credit and collection efforts, including the implementation of more stringent credit policies and procedures. However, no assurance can be given that any improvements to the credit and collection policies and procedures will result in better collections in the future. Excluding the additional provision for accounts receivable, selling, general and administrative expenses for the six months ended January 31, 2002 increased by $0.9 million from their levels for the comparable period of fiscal 2001, due primarily to increased sales and administrative salaries and commissions in support of NAS sales, increased general administrative expenses and currency translation losses as the U.S. dollar strengthened against both the Euro and Swiss Franc during this six month period.

     Research and development expenses decreased 5.8% to $1.6 million, or 20.3% of net sales in the second quarter of fiscal 2002 from $1.7 million, or 14.3% of net sales, for the comparable period of fiscal 2001. For the six months ended January 31, 2002, research and development expenses decreased 6.3% to $3.2 million, or 20.1% of net sales, from $3.5 million, or 13.8% of net sales, in the same period in fiscal 2001. The dollar decrease for both periods was due primarily to reduced expenses for outside programmers slightly offset by increased compensation expense for additional NAS software programmers and hardware developers.

     In-process research and development. In December 2000, we acquired the outstanding shares of Scofima Srl, an Italian company engaged in software development. We employed an appraiser to value the assets of Scofima, and the appraiser assigned a value of approximately $4.3 million for the research and development expenses relating to software being developed by Scofima which has not yet reached technological feasibility, and for which no alternative future use is available. We incurred this charge in the second quarter of fiscal 2001.

     Interest income decreased 39.0% to $144,000 for the three months ended January 31, 2002, from $236,000 for the comparable period of fiscal 2001. For the six months ended January 31, 2002, interest income decreased 26.9% to $335,000 from $458,000 for the comparable period of fiscal 2001. The decrease for both periods was attributable to a decline in the average interest rates earned on our invested cash balance.

     Interest expense increased 3.5% to $437,000 for the three months ended January 31, 2002, from $423,000 for the comparable period of fiscal 2001. For the six months ended January 31, 2002, interest expense increased 66.6% to $951,000 from $571,000 for the comparable period of fiscal 2001. The increase was due primarily to the issuance of the $15.0 million convertible debenture on October 31, 2000 and the amortization of debt issuance costs.

     Income tax provision (benefit). For the three and six months ended January 31, 2002, we recorded no tax benefit as we recorded a valuation allowance equal to the deferred tax asset. The realization of the tax benefits relating to our net deferred tax asset will be dependent on our ability to return to profitability.

LIQUIDITY AND CAPITAL RESOURCES

     As of January 31, 2002, we had cash and cash equivalents totaling $16.6 million.

     Net cash used in operating activities was $8.1 million for the six months ended January 31, 2002 and $8.4 million for the six months ended January 31, 2001. Net cash used in operating activities in fiscal 2002 relates primarily to our net loss, a decrease in our accounts payable and an increase in prepaid expenses and inventories. These uses of cash were offset partially by a decrease in our accounts receivable. Net cash used in operating activities in fiscal 2001 relates primarily to our net loss, increases in our accounts receivable and inventories and decreases in accounts payable, partially offset by a reduction of approximately $2.7 million in our income tax refund receivable.

     Net cash used in investing activities of $0.1 million for the six months ended January 31, 2002 was the result of purchases of property and equipment. Net cash used in investing activities of $2.0 million for the six months ended January 31, 2001 was primarily the result of expenditures of $1.5 million to complete our corporate headquarters and $0.3 million for other property and equipment.

     Net cash used by financing activities of $0.7 million for the six months ended January 31, 2002 was primarily the result of a $10.0 million repayment of the convertible debenture, long-term borrowings of $8.8 million under a financing arrangement secured by our corporate headquarters and an increase in our flooring line of $0.4 million. Net cash provided by financing activities of $8.4 million for the six months ended January 31, 2001 was the result of the issuance of a $15.0 million convertible debenture, borrowings of approximately $3.5 million under the term loan line of credit agreement with The CIT Group/Business Credit and approximately $0.7 million in stock option exercises and employee stock purchases, reduced by the repayment of approximately $10.8 million in loans previously secured by our commercial paper portfolio.

     On October 10, 2000, we entered into a term loan agreement and a three-year working capital line of credit with The CIT Group/Business Credit (“CIT”). A term loan of $4.0 million, due and payable upon the finalization of a long-term mortgage on our corporate headquarters or paid in 12 monthly installments commencing April 1, 2001, was fully repaid in May 2001. An initial term loan of $1.0 million, due and payable in 90 days, was fully repaid on November 1, 2000. The term loans under the agreement incurred interest at the lender’s prime rate, plus .5%, with increases if the outstanding principal was not reduced according to a fixed amortization. The working capital line of credit allows us to borrow, on a revolving basis, for a period of three years, a specified percentage of our eligible accounts receivable (approximately $2.3 million at January 31, 2002), up to a limit of $5.0 million. Amounts outstanding under the working capital line bear interest at the lender’s prime rate plus .25%. At January 31, 2002, no amounts were outstanding under the various credit arrangements. The lender charged approximately $130,000 for the credit facility, which is being amortized as interest expense over the term of the credit agreement. The line of credit accrues various monthly maintenance, minimum usage and early termination fees. The line of credit is collateralized by certain of our assets. The line of credit requires certain financial and other covenants, including the maintenance of a minimum EBITDA requirement for rolling 12-month periods ending on each fiscal quarter. For the 12-month period ended on January 31, 2002, we were not in compliance with the minimum EBITDA requirement. The lender has agreed that our non-compliance with this covenant for this period will not be deemed a default or constitute an event of default under the line of credit.

     In addition to the CIT line of credit noted above, we have a flooring line of credit with IBM Credit, which has committed to make $2.5 million in flooring inventory commitments available to us. As of January 31, 2002, we owed $946,000 under the flooring line. The flooring line is collateralized by the specific inventory purchased pursuant to the flooring commitments. CIT and IBM Credit have entered into an intercreditor agreement which determines the level of priority of either lender’s security interest. The flooring line requires the maintenance of a minimum net worth of $16.0 million, and we were in compliance with this covenant at January 31, 2002. The flooring line also requires us not to be in default of any covenants in the CIT agreement. IBM Credit has waived compliance with that requirement at January 31, 2002.

     On October 31, 2000, we issued a $15.0 million convertible unsecured debenture to a private investor. The debenture carried interest at 6.0% per annum, and was repayable in full on October 31, 2003, unless otherwise converted into our common stock. In connection with the issuance of the debenture, we issued to the investor a 5-year warrant to purchase up to 32,916 shares of our common stock at an initial exercise price of $32.55 per share, with the number of shares for which the warrant is exercisable and the exercise price subject to antidilution adjustments. The value of the warrant of $562,000 was computed using the Black-Scholes model, with the following assumptions: Expected life — 5 years, Risk free interest rate — 6%, and Volatility — 1.20. On October 31, 2001, the debenture amount repayable was $10,000,000 with an unamortized warrant value of $121,000, for a net debenture value of $9,879,000. In the second quarter of fiscal 2002, we paid the investor the remaining $10,000,000 principal amount of the debentures and expensed the remaining unamortized debt issuance and warrant costs of $260,000 to interest expense.

     In June 2001, we completed the sale of 3,800,000 shares of common stock raising gross proceeds of approximately $34.2 million before offering costs of $2.7 million. As a result of this offering, the exercise price of the warrant was adjusted to $27.95 and the number of shares issuable upon exercise of the warrant pursuant to anti-dilution provisions of the warrant were adjusted to 38,333.

     In December 2001, we borrowed $8.75 million under a financing arrangement secured by our corporate headquarters. The principal amount outstanding bears interest at prime plus 1.0% per annum, but not less than 7.0% per annum. Under certain conditions, we have the right to request that portions of the principal amount outstanding under the note shall bear interest at a LIBOR based rate, but not less than 7.0%. As of January 31, 2002, the interest rate on the loan was 7.0%. Principal reduction payments of $14,400 plus accrued interest are due each month beginning February 1, 2002 with the remaining principal balance and unpaid interest due at the maturity date of January 1, 2007. Debt issuance costs totaled $201,800 and are being amortized over the term of the loan. Up to an additional $1.0 million may be borrowed under this financing arrangement to cover leasing costs and tenant improvements on the vacant, unimproved space within the corporate headquarters. As of January 31, 2002, the outstanding principal balance of the loan totaled $8.75 million.

     In addition to the line of credit, our foreign subsidiaries in Germany, Italy and Switzerland have lines of credit with banks in their respective countries that are utilized primarily for overdraft and short-term cash needs. At January 31, 2002, amounts outstanding under these lines was $39,000.

     We are contingently liable at January 31, 2002 under the terms of repurchase agreements with several financial institutions providing inventory financing for dealers of our products. Under these agreements, dealers purchase our products, and the financial institutions agree to pay us for those purchases, less a pre-set financing charge, within an agreed payment term. Two of these institutions, Finova and IBM Credit Corporation, have also provided us with vendor inventory financing. The contingent liability under these agreements approximates the amount financed, reduced by the resale value of any appliances that may be repurchased, and the risk of loss is spread over several dealers and financial institutions. At January 31, 2002, we were contingently liable for purchases made under these agreements of approximately $280,000.

     We expect to have sufficient cash generated from operations and from our recently completed common stock offering to meet our anticipated cash requirements for the next twelve months.

		Less than			After
Contractual Cash Obligations:	Total	1 year	1 to 3 years	4 to 5 years	5 years

Long Term Debt	$8,750,000	$172,000	$345,000	$8,233,000	$—
Operating Leases	1,003,000	382,000	413,000	94,000	114,000

Total	$9,753,000	$554,000	$758,000	$8,327,000	$114,000

NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment (or more frequently if indicators of impairment arise). Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective August 1, 2002.

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $1,140,000, and unamortized identifiable intangible assets in the amount of $630,000, all of which will be subject to the transition provisions of SFAS 141 and 142. Amortization expense related to goodwill was $241,000 and $102,000 for the six months ended January 31, 2002 and 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as a cumulative effect of a change in accounting principle.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. Adoption of this statement will not have a material impact on our consolidated financial position or results of operations.

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

     We also expect our transition to a NAS-focused business to require us to continue:

•	engaging in significant marketing and sales efforts to achieve market awareness as a NAS vendor;

•	reallocating resources in product development and service and support of our NAS appliances; and

•	modifying existing and entering into new channel partner relationships to include sales of our NAS appliances.

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

IF WE ARE UNABLE TO MANAGE OUR INTERNATIONAL OPERATIONS EFFECTIVELY, OUR OPERATING RESULTS COULD BE MATERIALLY ADVERSELY AFFECTED.

     Net sales to our international customers, including export sales from the United States, accounted for approximately 33%, 41% and 56% of our net sales for the years ended July 31, 1999, 2000, 2001, respectively, and approximately 52% of our net sales in the six months ended January 31, 2002. We have committed significant operational resources to drive our international growth. Our international operations will expose us to operational challenges that we would not otherwise face if we conducted our operations only in the United States. These include:

•	currency exchange rate fluctuations, particularly when we sell our products in currencies other than U.S. dollars;

•	difficulties in collecting accounts receivable and longer accounts receivable payment cycles;

•	reduced protection for intellectual property rights in some countries, particularly in Asia;

•	legal uncertainties regarding tariffs, export controls and other trade barriers;

•	the burdens of complying with a wide variety of foreign laws and regulations; and

•	seasonal fluctuations in purchasing patterns in other countries, particularly in Europe.

     Any of these factors could have an adverse impact on our existing international operations and business or impair our ability to continue expanding into international markets. For example, our reported sales can be affected by changes in the currency rates in effect during any particular period. The effects of currency fluctuations were evident in our results of operations for the fiscal year 2001 and the first six months of fiscal 2002. During this period, the Euro and two currencies whose values are pegged to the Euro, fluctuated significantly against the U.S. dollar. As a result, we incurred a foreign currency loss of approximately $54,000 in fiscal 2001 and a foreign currency loss of $63,000 in the first six months of fiscal 2002. Also, these currency fluctuations can cause us to report higher or lower sales by virtue of the translation of the subsidiary’s sales into U.S. dollars at an average rate in effect throughout the fiscal year. In addition, we have funded operational losses of our subsidiaries of approximately $1.1 million between the date of purchase and January 31, 2002, and if our subsidiaries continue to incur operational losses, our cash and liquidity would be negatively impacted.

     In order to successfully expand our international sales, we must strengthen foreign operations and recruit additional international distributors and resellers. Expanding internationally and managing the financial and business operations of our foreign subsidiaries will also require significant management attention and financial resources. For example, our foreign subsidiaries in Europe have incurred operational losses. To the extent that we are unable to address these concerns in a timely manner, our growth, if any, in international sales will be limited, and our operating results could be materially adversely affected. In addition, we may not be able to maintain or increase international market demand for our products.

IF THE AGING OF OUR ACCOUNTS RECEIVABLE CONTINUES TO INCREASE OR IF WE EXPERIENCE A SIGNIFICANT INCREASE IN SALES RETURNS, WE MAY NEED TO RECORD ADDITIONAL RESERVES WHICH WOULD ADVERSELY AFFECT OUR OPERATING RESULTS.

     At January 31, 2002, our net accounts receivable totaled $11.2 million, which is net of reserves for bad debts of $8.1 million and sales returns of $1.9 million. Approximately $3.6 million, or 32.1%, of our net accounts receivable were past due greater than 90 days. Although management is pursuing the collection of these accounts, if the financial condition of our customers were to continue to deteriorate, resulting in an impairment of their ability to make payments, or if our receivable aging continues to lengthen for some of our European customers, we may be required to record additional bad debt reserves which would adversely affect our operating results.

     Net sales for the six months ended January 31, 2002 and 2001 were $16.1 million and $25.0 million, respectively. We recognize revenue on NAS product sales, sold through direct sales channels and resellers, generally upon shipment of the product. In addition, we sell service contracts for certain of our appliances that require service for a specified period of time, usually one to three years. Revenue from these contracts is billed to customers at the time of sale, but earned ratably over the life of the service agreement. Revenue is recognized on sales of our Legacy products, which are sold primarily through distributors, when the distributor receives the product. We maintain sales reserves for estimated reductions to revenue for anticipated returns, including stock balancing and price protection claims, based on historical rates of sales returns. If we were to experience a significant increase in product sales returns, additional sales reserves may be required. In addition, until our collection experience improves in certain European countries, we are recording revenue from certain customers in European countries using the cost recovery method beginning in the second quarter of fiscal 2002.

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

     We have been manufacturing and selling our NAS products for only approximately four years. For the years ended July 31, 1999, 2000 and 2001, these products accounted for approximately 8%, 28% and 68% of our total net sales, respectively. For the six months ended January 31, 2002, these products accounted for approximately 83% of our total net sales. We expect sales of our NAS products to represent an increasing percentage of our net sales in the future. Because our operating history in the NAS product market is only approximately four years, as well as the rapidly evolving nature of the NAS market, it is difficult to evaluate our business or our prospects. In particular, our historical financial information is of limited value in projecting our future operating results.

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

WE DEPEND ON A FEW CUSTOMERS, INCLUDING DISTRIBUTORS AND SPECIALIZED END-USERS, FOR A SUBSTANTIAL PORTION OF OUR NET SALES, AND CHANGES IN THE TIMING AND SIZE OF THESE CUSTOMERS’ ORDERS MAY CAUSE OUR OPERATING RESULTS TO FLUCTUATE.

     For the six months ended January 31, 2002, four customers accounted for 24% of our net sales, while one customer accounted for 20% of our net sales for the six months ended January 31, 2001. Unless and until we diversify and expand our customer base for NAS products, our future success will depend to a large extent on the timing and size of future purchase orders, if any, from these customers. In addition, we may receive from single site purchasers of large installations of our NAS products large volume purchases of our NAS products over relatively short periods of time. This may cause our sales to be highly concentrated and significantly dependent on one or only a few customers. If we lose a major customer, or if one of our customers significantly reduces its purchasing volume or experiences financial difficulties and is unable to or does not pay amounts owed to us, our results of operations would be adversely affected. In fiscal 2001, we sold our Legacy products principally to distributors. We cannot be certain that customers that have accounted for significant revenues in past periods will continue to purchase our products or fully pay for products they purchase in future periods.

OUR GROSS MARGINS OF OUR VARIOUS PRODUCT LINES HAVE FLUCTUATED SIGNIFICANTLY IN THE PAST AND MAY CONTINUE TO FLUCTUATE SIGNIFICANTLY. FOR EXAMPLE, WE MAY NOT EXPERIENCE INCREASED SALES OF OUR NAS APPLIANCES.

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

     Our gross margins have been and may continue to be affected by a variety of other factors, including:

•	new product introductions and enhancements;

•	competition;

•	changes in the distribution channels we use;

•	the mix and average selling prices of products; and

•	the cost and availability of components and manufacturing labor.

IF WE ARE UNABLE TO TIMELY INTRODUCE COST-EFFECTIVE HARDWARE OR SOFTWARE SOLUTIONS FOR NAS ENVIRONMENTS, OR IF OUR PRODUCTS FAIL TO KEEP PACE WITH TECHNOLOGICAL CHANGES IN THE MARKETS WE SERVE, OUR OPERATING RESULTS COULD BE MATERIALLY ADVERSELY AFFECTED.

     Our future growth will depend in large part upon our ability to successfully develop and introduce new hardware and software for the NAS market. Due to the complexity of products such as ours, we face significant challenges in developing and introducing new products. The development of new products requires significant research and development expense and effort. We may not have the financial resources to fund the research and development efforts necessary to develop new NAS products, and we may be unable to introduce new products on a timely basis or at all. If we are unable to introduce new products in a timely manner, our operating results could be harmed.

     Even if we are successful in introducing new products, we may be unable to keep pace with technological changes in our markets and our products may not gain any meaningful market acceptance. The markets we serve are characterized by rapid technological change, evolving industry standards, and frequent new product introductions and enhancements that could render our products obsolete and less competitive. As a result, our position in these markets could erode rapidly due to changes in features and functions of competing products or price reductions by our competitors. In order to avoid product obsolescence, we will have to keep pace with rapid technological developments and emerging industry standards. We may not have the financial resources to do so or otherwise be successful in doing so, and if we fail in this regard, our operating results could be harmed.

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

     Complex products such as those we develop and offer may contain defects or errors, or may fail to properly interface with the products of other vendors, when first introduced or as new versions are released. Despite internal testing and testing by our customers or potential customers, we do, from time to time, and may in the future encounter these problems in our existing or future products. Any of these problems may:

•	cause delays in product introductions and shipments;

•	result in increased costs and diversion of development resources;

•	require design modifications; or

•	decrease market acceptance or customer satisfaction with these products, which could result in product returns.

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

WE MAY FROM TIME TO TIME BE SUBJECT TO CLAIMS OF INFRINGEMENT OF OTHER PARTIES’ PROPRIETARY RIGHTS OR CLAIMS THAT OUR OWN TRADEMARKS, PATENTS OR OTHER INTELLECTUAL PROPERTY RIGHTS ARE INVALID, AND IF WE WERE TO SUBSEQUENTLY LOSE OUR INTELLECTUAL PROPERTY RIGHTS, OUR BUSINESS WOULD BE MATERIALLY ADVERSELY AFFECTED.

     We may from time to time receive claims that we are infringing third parties’ intellectual property rights or claims that our own trademarks, patents or other intellectual property rights are invalid. For example, we have been notified by Intel Corporation that our products may infringe some of the intellectual property rights of Intel. In its notification, Intel offered us a non-exclusive license for patents in their portfolio. We are investigating whether our products infringe the patents of Intel, and we have had discussions with Intel regarding this matter. We do not believe that we infringe the patents of Intel, but our discussions and our investigation are ongoing, and we expect we will continue discussions with Intel. We cannot assure you that Intel would not be successful in asserting a successful claim of infringement, or if we were to seek a license from Intel regarding its patents, that Intel would continue to offer us a non-exclusive license on any terms. We expect that companies in our markets will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. The resolution of any claims of this nature, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays, require us to redesign our products or require us to enter into royalty or licensing agreements, any of which could harm our operating results. Royalty or licensing agreements, if required, might not be available on terms acceptable to us or at all. The loss of access to any key intellectual property right could harm our business.

OUR NET SALES AND OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, AND ANY FLUCTUATIONS COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE.

     We have experienced significant declines in net sales and gross profit and incurred operating losses, causing our quarterly operating results to vary significantly. If we fail to meet the expectations of investors or securities analysts, as well as our internal operating goals, as a result of any future fluctuations in our quarterly operating results, the market price of our common stock could decline significantly. Our net sales and quarterly operating results are likely to fluctuate significantly in the future due to a number of factors. These factors include:

•	market acceptance of our new products and product enhancements or those of our competitors;

•	the level of competition in our target product markets;

•	delays in our introduction of new products;

•	changes in sales volumes through our reseller and distribution channels, which have varying commission and sales discount structures;

•	changing technological needs within our target product markets;

•	the impact of price competition on the selling prices for our products;

•	the availability and pricing of our product components;

•	our expenditures on research and development and the cost to expand our sales and marketing programs; and

•	the volume, mix and timing of orders received.

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

     Our revenues in any quarter may also be affected by product returns and any warranty obligations in that quarter. Many of our distributors have limited product return rights. In addition, we generally extend warranties to our customers that correspond to the warranties provided by our suppliers. If returns exceed applicable reserves or if a supplier were to fail to meet its warranty obligations, we could incur significant losses. In the first six months of fiscal 2002 and 2001, we experienced product return rates of approximately 11 % and 12%, respectively. This rate may vary significantly in the future, and we cannot assure you that our reserves for product returns will be adequate in any future period.

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

     In recent periods, we have experienced significant declines in net sales and gross profit, and we have incurred operating losses. We incurred operating losses of $5.2 million for fiscal 1999, $12.1 million for fiscal 2000, $16.6 million (including a charge for in-process research and development) in fiscal year 2001 and $9.5 million for the six months ended January 31, 2002. We will need to increase our revenues from our NAS products to achieve and maintain profitability. The revenue and profit potential of these products is unproven. We may not be able to generate significant or any revenues from our NAS products or achieve or sustain profitability in the future. If we are unable to achieve or sustain profitability in the future, we will have to seek additional financing in the future, which may not be available to us on favorable or any terms.

CONTROL BY OUR EXISTING SHAREHOLDERS COULD DISCOURAGE POTENTIAL ACQUISITIONS OF OUR BUSINESS THAT OTHER SHAREHOLDERS MAY CONSIDER FAVORABLE.

     As of January 2002, our executive officers and directors beneficially owned approximately 5,970,000 shares, or approximately 37% of the outstanding shares of common stock. Acting together, these shareholders would be able to exert substantial influence on matters requiring approval by shareholders, including the election of directors. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could in turn have an adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the market price for their shares of common stock.

THE MARKET PRICE FOR OUR COMMON STOCK HAS FLUCTUATED SIGNIFICANTLY IN THE PAST AND WILL LIKELY CONTINUE TO DO SO IN THE FUTURE, WHICH COULD RESULT IN A DECLINE IN YOUR INVESTMENT’S VALUE.

     The market price for our common stock has been volatile in the past, and particularly volatile in the last twelve months, and may continue to fluctuate substantially in the future. The value of your investment in our common stock could decline due to the impact of any of the above or of the following factors upon the market price of our common stock:

•	fluctuations in our operating results;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	a shortfall in net sales or operating results compared to securities analysts’ expectations;

•	changes in analysts’ recommendations or projections;

•	announcements of new products, applications or product enhancements by us or our competitors; and

•	changes in our relationships with our suppliers or customers, including failures by customers to pay amounts owed to us.

THE PAYMENT TO BRIGHTON CAPITAL, LTD. IN CONNECTION WITH OUR SALE OF OUR CONVERTIBLE DEBENTURES MAY BE INCONSISTENT WITH THE PROVISIONS OF SECTION 15 OF THE SECURITIES EXCHANGE ACT AND MAY ENABLE THE INVESTOR TO RESCIND ITS INVESTMENT.

     We paid Brighton Capital, Ltd. $375,000 for its introduction to us of the investor in our 6% convertible debentures. The Staff of the Securities and Exchange Commission has informed us that the receipt by Brighton Capital of this payment may be inconsistent with the registration provisions of Section 15 of the Securities Exchange Act of 1934, as amended. If this payment were determined to be inconsistent with Section 15, then, under Section 29 of the Securities Exchange Act:

•	Montrose Investments L.P., the purchaser of our debentures, might have the right to rescind its purchase of these securities, which would require us to repay to Montrose Investments L.P. the $15.0 million that it invested in us;

•	We might be subject to regulatory action; and

•	We might be able to recover the $375,000 fee that we paid to Brighton Capital in connection with the transaction.

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS.

     This Report on Form 10-Q contains “forward-looking” statements, including, without limitation, the statements under the captions “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” You can identify these statements by the use of words like “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” and variations of these words or comparable words. In addition, all of the non-historical information in this Report on Form 10-Q is forward-looking. Forward-looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may and probably will differ substantially from the results that the forward-looking statements suggest for various reasons, including those discussed under “Risk Factors.” These forward-looking statements are made only as of the date of this Report on Form 10-Q. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

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

     Since October 31, 2000, we have entered into a line of credit and term loan agreements pursuant to which amounts outstanding bear interest at the lender’s prime rate plus up to .50%. Accordingly, if we were to borrow funds under such agreements, we expect that we will experience interest rate risk on our debt.

     In December 2001, we borrowed $8.75 million under a financing arrangement. The principal amount outstanding bears interest at prime plus 1.0%. Accordingly, if the prime rate were to fluctuate, we would experience interest rate risk on our debt.

FOREIGN CURRENCY EXCHANGE RATE RISK

     We transact business in various foreign countries, but we only have significant assets deployed outside the United States in Europe. We have effected intercompany advances and sold goods to our German subsidiary, as well as our subsidiaries in Italy and Switzerland, denominated in U.S. dollars, and those amounts are subject to currency fluctuation and require constant revaluation on our financial statements. In the six months ended January 31, 2002 and 2001, we incurred foreign currency losses of $63,000 and $59,000, respectively which are included in our selling, general and administrative expenses. We do not operate a hedging program to mitigate the effect of a significant rapid change in the value of the Euro or the Swiss franc compared to the U.S. dollar. If such a change did occur, we would have to take into account a currency exchange gain or loss in the amount of the change in the U.S. dollar denominated balance of the amounts outstanding at the time of such change. Our net sales can also be affected by a change in the exchange rate because we translate sales of our subsidiaries at the average rate in effect during a financial reporting period. At January 31, 2002, approximately $10.8 million in current intercompany advances and accounts receivable from our foreign subsidiaries were outstanding. We can not assure you that we will not sustain a significant loss if a rapid or unpredicted change in value of the Euro or related European currencies should occur. We can not assure you that such a loss would not have an adverse material effect on our results of operations or financial condition.

PART II
OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

     The annual meeting of shareholders was held on February 5, 2002. The shareholders elected the following seven directors to hold office until the next annual meeting and until their successors are elected and qualified.

	NUMBER OF VOTES

	FOR	WITHHELD

Alex Razmjoo	13,713,230	16,883
Nick Shahrestany	13,713,230	16,883
Kevin Michaels	13,713,230	16,883
Frank Alaghband	13,713,230	16,883
Dom Genovese	13,713,230	16,883
Alex Aydin	13,713,230	16,883
David Blake	13,713,230	16,883

     In addition, the shareholders approved the following proposal:

	NUMBERS OF VOTES

	FOR	AGAINST	ABSTAIN

To ratify the appointment of KPMG LLP as the independent auditors of the Company for the year ending July 31, 2002	13,705,160	15,723	9,230

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, County of Orange, State of California, on the 18th of March, 2002.

PROCOM TECHNOLOGY, INC.

By:	/s/ Alex Razmjoo

Alex Razmjoo Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-Q has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Alex Razmjoo Alex Razmjoo	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 18, 2002

/s/ Robert Rankin Robert Rankin	Chief Financial Officer	March 18, 2002

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 in the Form S-1A filed on November 14, 1996)
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 in the Form S-1A filed on November 14, 1996)
4.1	Form of Convertible Debenture dated October 31, 2000 (incorporated by reference to Exhibit 4.1 in the Registration Statement on Form S-3 filed on November 22, 2000)
4.1.1	Amendment to Convertible Debenture (incorporated by reference to Exhibit 4.1.1 in the Form S-3 filed on April 25, 2001)
4.2	Form of Common Stock Purchase Warrant dated October 31, 2000 (incorporated by reference to Exhibit 4.2 in the Report on Form 8-K filed on November 3, 2000)
4.3	Securities Purchase Agreement dated October 31, 2000 (incorporated by reference to Exhibit 4.3 in the Report on Form 8-K filed on November 3, 2000)
4.4	Registration Rights Agreement dated October 31, 2000 by and between the Registrant and Montrose Investments, Ltd. (incorporated by reference to Exhibit 4.4 in the Report on Form 8-K filed on November 3, 2000)
4.5	Subordination Agreement dated October 31, 2000 by and between the Registrant, Montrose Investments, Ltd. and CIT Group/Business Credit, Inc. (incorporated by reference to Exhibit 4.5 in the Report on Form 8-K filed on November 3, 2000)
10.1	Loan Agreement dated November 28, 2001 by and between the Registrant and First Bank & Trust