Form 10-Q
period 2002-04-30
PROCOM TECHNOLOGY INC
filed 2002-06-14
CIK 1025711

Securities and Exchange Commission
Washington, DC 20549

REPORT ON FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares of Common Stock, $.01 par value, outstanding on June 12, 2002 was 16,023,633.

PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART 1—FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	APRIL 30, 2002	JULY 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$11,141,000	$25,419,000
Accounts receivable, less allowances for doubtful accounts and sales returns of $11,793,000 and $6,412,000, respectively	7,565,000	11,979,000
Inventories	9,372,000	6,292,000
Income tax receivable and deferred income taxes	4,437,000	—
Prepaid expenses	1,463,000	1,184,000
Other current assets	276,000	310,000

Total current assets	34,254,000	45,184,000
Property and equipment, net	16,830,000	17,766,000
Other assets	1,917,000	2,259,000

Total assets	$53,001,000	$65,209,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$84,000	$8,000
Current portion of long-term debt	172,000	—
Accounts payable	3,535,000	4,151,000
Flooring line obligation	496,000	531,000
Accrued expenses and other current liabilities	2,549,000	2,052,000
Accrued compensation	824,000	1,194,000
Deferred service revenues	717,000	447,000
Income taxes payable	—	33,000
Convertible debenture	—	9,726,000

Total current liabilities	8,377,000	18,142,000
Long-term debt, net of current portion	8,520,000	—

Total liabilities	16,897,000	18,142,000

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 65,000,000 shares authorized, 16,023,633 and 15,993,564 shares issued and outstanding, respectively	160,000	160,000
Additional paid-in capital	58,700,000	58,575,000
Accumulated deficit	(22,603,000)	(11,343,000)
Accumulated other comprehensive loss	(153,000)	(325,000)

Total shareholders’ equity	36,104,000	47,067,000

Total liabilities and shareholders’ equity	$53,001,000	65,209,000

See notes to condensed consolidated financial statements.

PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	APRIL 30, 2002	APRIL 30, 2001	APRIL 30, 2002	APRIL 30, 2001
Net sales	$4,356,000	$8,002,000	$20,443,000	$32,988,000
Cost of sales	2,599,000	4,829,000	11,286,000	20,319,000

Gross profit	1,757,000	3,173,000	9,157,000	12,669,000
Selling, general and administrative expenses	5,782,000	4,385,000	19,457,000	13,352,000
Research and development expenses	1,462,000	1,472,000	4,697,000	4,925,000
In-process research and development	—	—	—	4,262,000

Total operating expenses	7,244,000	5,857,000	24,154,000	22,539,000

Operating loss	(5,487,000)	(2,684,000)	(14,997,000)	(9,870,000)

Interest income	83,000	139,000	418,000	597,000
Interest expense	(203,000)	(434,000)	(1,154,000)	(1,005,000)

Loss before income taxes	(5,607,000)	(2,979,000)	(15,733,000)	(10,278,000)

Income tax provision (benefit)	(4,473,000)	61,000	(4,473,000)	(279,000)

Net loss	$(1,134,000)	$(3,040,000)	$(11,260,000)	$(9,999,000)

Net loss per common share:
Basic and diluted	$(0.07)	$(0.25)	$(0.70)	$(0.84)

Weighted average number of common shares:
Basic and diluted	16,024,000	12,139,000	16,009,000	11,835,000

See notes to condensed consolidated financial statements.

PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	COMMON STOCK		ADDITIONAL PAID IN CAPITAL	RETAINED EARNINGS (ACCUMULATED DEFICIT)	ACC. OTHER COMPREHENSIVE GAIN (LOSS)	TOTAL
	SHARES	AMOUNT
BALANCE AT JULY 31, 2000	11,531,357	$115,000	$19,685,000	$8,007,000	$(251,000)	$27,556,000

Comprehensive loss:
Net loss	—	—	—	(19,350,000)	—	(19,350,000)
Foreign currency translation adjustment	—	—	—	—	(74,000)	(74,000)

Comprehensive loss						(19,424,000)

Issuance of common stock through public offering, net of issuance costs of $2.7 million	3,800,000	38,000	31,453,000	—	—	31,491,000
Acquisition of business	480,000	5,000	5,755,000	—	—	5,760,000
Compensatory stock options	—	—	41,000	—	—	41,000
Exercise of employee stock options	157,401	2,000	845,000	—	—	847,000
Issuance of stock to employees	24,806	—	234,000	—	—	234,000
Issuance of stock warrant to investor	—	—	562,000	—	—	562,000

BALANCE AT JULY 31, 2001	15,993,564	160,000	58,575,000	(11,343,000)	(325,000)	47,067,000

Comprehensive loss:
Net loss	—	—	—	(11,260,000)	—	(11,260,000)
Foreign currency translation adjustment	—	—	—	—	172,000	172,000

Comprehensive loss	—	—	—	—	—	(11,088,000)
Additional issuance costs relating to common stock public offering in fiscal 2001	—	—	(23,000)	—	—	(23,000)
Compensatory stock options	—	—	55,000	—	—	55,000
Issuance of stock to employees	25,569	—	70,000	—	—	70,000
Exercise of employee stock options	4,500	—	23,000	—	—	23,000

BALANCE AT APRIL 30, 2002	16,023,633	$160,000	$58,700,000	$(22,603,000)	$(153,000)	$36,104,000

See notes to condensed consolidated financial statements.

PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED APRIL 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,260,000)	$(9,999,000)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	1,451,000	1,014,000
Amortization of debt issuance costs related to stock warrant	274,000	95,000
Compensatory stock options	55,000	30,000
In-process research and development	—	4,262,000
Deferred income taxes	—	(310,000)
Changes in operating accounts:
Accounts receivable	4,414,000	(6,838,000)
Inventories	(3,080,000)	(1,358,000)
Income tax receivable and deferred income taxes	(4,470,000)	2,673,000
Prepaid expenses	(279,000)	(1,289,000)
Other current assets	34,000	(71,000)
Other assets	(19,000)	64,000
Accounts payable	(616,000)	(3,125,000)
Accrued expenses and compensation	127,000	460,000
Deferred service revenues	270,000	(58,000)
Income taxes payable	—	115,000

Net cash used in operating activities	(13,099,000)	(14,335,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(154,000)	(1,860,000)
Acquisition of business, net of cash acquired	—	(250,000)

Net cash used in investing activities	(154,000)	(2,110,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of convertible debenture	—	15,000,000
Repayments of convertible debenture	(10,000,000)	—
Borrowings (repayments) of long term debt	8,692,000	(10,750,000)
Net borrowings on lines of credit	76,000	3,980,000
Flooring line obligation	(35,000)	(364,000)
Proceeds from exercise of stock options	23,000	671,000
Common stock issuance costs	(23,000)	—
Issuance of common stock to employees	70,000	145,000

Net cash provided by (used in) financing activities	(1,197,000)	8,682,000
Effect of exchange rate changes	172,000	(67,000)

Decrease in cash and cash equivalents	(14,278,000)	(7,830,000)
Cash and cash equivalents at beginning of period	25,419,000	15,515,000

Cash and cash equivalents at end of period	$11,141,000	$7,685,000

Supplemental disclosures of cash flow information:
CASH PAID (RECEIVED) DURING THE PERIOD:
Interest	$694,000	$235,000
Income taxes	$—	$(2,759,000)
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Common stock warrant issued to convertible debenture investor	$—	$562,000

See notes to condensed consolidated financial statements.

PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    GENERAL.

The accompanying financial information is unaudited, but in the opinion of management, reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of Procom Technology, Inc. and its consolidated subsidiaries (the “Company”) as of the dates indicated and the results of operations and cash flows for the periods then ended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While the Company believes that the disclosures are adequate to make the information presented not misleading, the financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Report on Form 10-K for fiscal 2001. Results for the interim periods presented are not necessarily indicative of the results for the entire year.

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

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The Company writes down its inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

NOTE 3.    INVENTORIES.

Inventories are summarized as follows:

	April 30, 2002	July 31, 2001
Raw materials	$3,587,000	$2,472,000
Work in process	872,000	283,000
Finished goods	4,913,000	3,537,000

Total	$9,372,000	$6,292,000

NOTE 4.    NET LOSS PER SHARE.

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of shares of common stock outstanding and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of stock options and warrants. For the periods presented, basic and diluted net loss per share was based on the weighted average number of shares of common stock outstanding during the period. As of April 30, 2002 and 2001, stock options and warrants to purchase 2,048,569 shares and 1,000,871 shares, respectively of common stock were outstanding. The dilutive effect of these stock options and warrants were not included in the computation of net loss per share as the effect would have been antidilutive.

NOTE 5.    COMPREHENSIVE LOSS.

For the nine months ended April 30, 2002 and 2001, the only differences between reported net loss and comprehensive loss was a foreign currency translation adjustment of $172,000 and $(67,000), respectively. For the three months ended April 30, 2002 and 2001, the only differences between reported net loss and comprehensive loss was a foreign currency translation adjustment of $147,000 and $(29,000), respectively.

NOTE 6.    BUSINESS SEGMENT INFORMATION.

The Company operates in one industry segment: The design, manufacture and marketing of data storage devices. The Company has two major distinct product families: network attached storage products (“NAS”) and other data storage products (“Legacy”), which includes disk drive storage upgrade systems, CD/DVD-ROM servers and arrays and tape backup products. Net sales of NAS products represented 73.2% and 72.5% of total product net sales for the three months ended April 30, 2002 and 2001, respectively, and 80.5% and 67.1% of total net sales for the nine months ended April 30, 2002 and 2001, respectively.

International sales as a percentage of net sales amounted to 3.3% and 50.0% for the three months ended April 30, 2002 and 2001, respectively, and 39.0% and 59.1% for the nine months ended April 30, 2002 and 2001, respectively. International sales were primarily to European customers. Identifiable assets used in connection with the Company’s foreign operations were $3.0 million at April 30, 2002 and $8.5 million at July 31, 2001.

For the nine months ended April 30, 2002, no single customers accounted for more than 10.0% of net sales, while two customers accounted for 13.4% of net sales for the nine months ended April 30, 2001. At April 30, 2002, one Italian reseller accounted for approximately 11.4% of total accounts receivable.

NOTE 7.    LINES OF CREDIT, CONVERTIBLE DEBENTURE AND LONG-TERM DEBT.

On October 10, 2000, the Company entered into a term loan agreement and a three-year working capital line of credit with The CIT Group/Business Credit (“CIT”). The first term loan of $4.0 million, due and payable upon the Company’s finalization of a long-term mortgage on its corporate headquarters or paid in 12 monthly installments commencing April 1, 2001, was fully repaid in May 2001. Another term loan of $1.0 million, due and payable in 90 days, was fully repaid on November 1, 2000. The term loans under the agreement incurred interest at the lender’s prime rate, plus .5%, with increases if the outstanding principal was not reduced according to a fixed amortization schedule. The working capital line of credit allows for the Company to borrow, on a revolving basis, for a period of three years, a specified percentage of its eligible accounts receivable (approximately $2.8 million at April 30, 2002), up to a limit of $5.0 million. Amounts outstanding under the working capital line bear interest at the lender’s prime rate plus .25%. At April 30, 2002, no amounts were outstanding under the various credit arrangements. The lender charged approximately $130,000 for the credit facility which is being amortized as interest expense over the term of the credit agreement. The line of credit accrues various monthly maintenance, minimum usage and early termination fees. The line of credit is collateralized by certain assets of the Company. The line of credit requires certain financial and other covenants, including the maintenance of a minimum EBITDA requirement for rolling 12-month periods ending on each fiscal quarter. For the 12-month period ended on April 30, 2002, the Company was not in compliance with the minimum EBITDA requirement. The lender has not waived the Company’s non-compliance with this covenant for this period and does not intend to make advances under the line.

In addition to the CIT line of credit noted above, the Company has a flooring line with IBM Credit, which has committed to make $2.0 million in flooring inventory commitments available to the Company. As of April 30, 2002 and July 31, 2001, the Company owed $496,000 and $531,000, respectively, under the flooring line. The flooring line is collateralized by the specific inventory purchased pursuant to the flooring commitments. CIT and IBM Credit have entered into an intercreditor agreement which determines the level of priority of either lender’s security interest. The flooring line requires the maintenance by the Company of a minimum net worth of $16.0 million. The Company was in compliance with the terms of the flooring line at April 30, 2002. The flooring line also requires the Company not to be in default of any covenants in the CIT agreement. IBM Credit has waived compliance with that requirement at April 30, 2002.

On October 31, 2000, the Company issued a $15.0 million convertible unsecured debenture to a private investor. The debenture carried interest at 6.0% per annum, and was repayable in full on October 31, 2003, unless otherwise converted into the common stock of the Company. In connection with the issuance of the debenture, the Company issued to the investor a 5-year warrant to purchase up to 32,916 shares of its common stock at an initial exercise price of $32.55 per share, with the number of shares for which the warrant is exercisable and the exercise price subject to antidilution adjustments. The value of the warrant of $562,000 was computed using the Black-Scholes model, with the following assumptions: Expected life — 5 years, Risk free interest rate — 6%, and Volatility — 1.20. In the second quarter of fiscal 2002, the Company paid the investor the remaining $10,000,000 principal amount of the debentures and expensed the remaining unamortized debt issuance and warrant costs of $274,000 to interest expense.

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

In December 2001, the Company borrowed $8.75 million under a financing arrangement secured by the Company’s corporate headquarters. The principal amount outstanding bears interest at prime plus 1.0% per annum, but not less than 7.0% per annum. Under certain conditions, the Company has the right to request that portions of the principal amount outstanding under the note shall bear interest at a LIBOR based rate, but not less than 7.0%. As of April 30, 2002, the interest rate on the loan was 7.0%. Principal reduction payments of $14,400 plus accrued interest are due each month beginning February 1, 2002 with the remaining principal balance and unpaid interest due at the maturity date of January 1, 2007. Debt issuance costs totaled $201,800 and are being amortized over the term of the loan. Up to an additional $1.0 million may be borrowed under this financing arrangement to cover leasing costs and tenant improvements on the vacant, unimproved space within the corporate headquarters. As of April 30, 2002, the outstanding principal balance of the loan totaled $8.69 million.

In addition to the line of credit, our foreign subsidiaries in Germany, Italy and Switzerland have lines of credit with banks in their respective countries that are utilized primarily for overdraft and short-term cash needs. At April 30, 2002, the amount outstanding under these lines was $84,000.

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

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $1,140,000, and unamortized identifiable intangible assets in the amount of $630,000, all of which will be subject to the transition provisions of SFAS 141 and 142. Amortization expense related to goodwill was $ 361,000 and $ 221,000 for the nine months ended April 30, 2002 and 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as a cumulative effect of a change in accounting principle.

In October 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. Adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

NOTE 9.    SUBSEQUENT EVENTS

The Job Creation and Worker’s Assistance Act of 2002, signed by the President in February 2002, permits the Company to carry back certain of its previously recorded losses for 5 years instead of only 2 years. The Company previously had not believed it would be able to recover a tax benefit related to its prior year losses. As a result of the legislation, in April 2002, the Company filed amended tax returns for prior year losses, and in June 2002, the Company received a tax refund of $2.9 million. In addition, the Company anticipates that it will be able to recover approximately $2.3 million in additional tax refunds when it files its fiscal 2002 tax return, and carries expected fiscal 2002 operating losses back to previous periods. The Company has recorded in the current quarter a tax benefit of $2.9 million plus a proportionate share of the anticipated additional refunds related to fiscal 2002.

In May 2002, the employment of three executives of the Company was terminated. Pursuant to agreements executed between the Company and the executives at the time of termination, each executive will receive payments of $18,750 for 36 months, and each will be entitled to participate in the Company’s employee benefit, health and other insurance plans for the 36 month period. The Company anticipates that it will record a charge for the severance obligations of approximately $2.3 million in the quarter ended July 31, 2002.

ITEM 2.    MANAGMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

In addition, under a product evaluation program established by us, our indirect channel partners and end-users generally are able to receive appliances on a trial basis and return the appliances within a specified period, generally 30-60 days, if they are not satisfied. The period may be extended if the customer needs additional time to evaluate the product within the customer’s particular operating environment. The value of evaluation units at customer sites at a financial reporting date are included in inventory as finished goods. At April 30, 2002 and July 31, 2001, inventory related to evaluation units was approximately $2.7 million and $2.2 million, respectively. We do not record evaluation units as sales until the customer has notified us of acceptance of these units.

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

The following table sets forth consolidated statement of operations data as a percentage of net sales for each of the periods indicated:

	THREE MONTHS ENDED APRIL 30,		NINE MONTHS ENDED APRIL 30,
	2002	2001	2002	2001
STATEMENT OF OPERATIONS

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.7	60.3	55.2	61.6

Gross profit	40.3	39.7	44.8	38.4
Operating expenses:
Selling, general and administrative	132.7	54.8	95.2	40.5
Research and development	33.6	18.4	23.0	14.9
In-process research and development	—	—	—	12.9

Total operating expenses	166.3	73.2	118.2	68.3

Operating loss	(126.0)	(33.5)	(73.4)	(29.9)
Interest expense, net	(2.7)	(3.7)	(3.6)	(1.2)

Loss before income taxes	(128.7)	(37.2)	(77.0)	(31.1)
Provision (benefit) for income taxes	(102.7)	0.8	(21.9)	(0.8)

Net loss	(26.0)%	(38.0)%	(55.1)%	(30.3)%

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

We sell NAS appliances primarily through direct sales channels and resellers. Revenue is generally recorded upon product shipment. We maintain reserves, which are adjusted at each reporting date, to estimate anticipated returns based on historical rates of sales returns. In addition, we sell service contracts for certain of our appliances that extend for a specified period of time, usually one to three years. Revenue from these service contracts is recorded ratably over the life of the service agreement. We sell our Legacy products primarily through distributors. Revenue from these Legacy sales is recorded when the distributor receives the product. The agreements with our distributors allow limited product returns, including stock balancing and price protection privileges. We maintain reserves, which are adjusted at each financial reporting date, to estimate anticipated returns, including stock balancing and price protection claims, relating to each reporting period. The reserves are based on historical rates of sales and returns, including stock balancing and price protection claims, and the level of our product held by our customers in their inventory. If we were to experience a significant increase in product sales returns, incremental sales reserves may be required.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

We write down our inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

COMPARISON OF THREE AND NINE MONTHS ENDED APRIL 30, 2002 AND 2001

Net sales decreased by 45.0% to $4.4 million for the three months ended April 30, 2002, from $8.0 million for the three months ended April 30, 2001. The decrease resulted from a decline in product sales in international markets for our NAS and Legacy products partially offset by a 47% increase in domestic NAS product sales in fiscal 2002. Net sales decreased 38.1% to $20.4 million for the nine months ended April 30, 2002, from $33.0 million in the comparable period of fiscal 2001. The decrease was due to lower international sales of our NAS and Legacy products partially offset by an increase in domestic NAS product sales in fiscal 2002.

Net sales of our NAS products decreased 44.8% to $3.2 million for the three months ended April 30, 2002, from $5.8 million for the comparable period in fiscal 2001. Net sales of our NAS products decreased 25.3% to $16.5 million for the nine months ended April 30, 2002, from $22.1 million for the prior year. The decrease was due primarily to a decline in international NAS product sales partially offset by an increase in domestic NAS sales of 47% and 25% for the three and nine months ended April 30, 2002, respectively, compared to the comparable periods in fiscal 2001. As a percentage of total net sales, NAS product sales increased to 73.1% from 72.4% and to 80.5% from 68.0% for the three and nine months ended April 30, 2002 and 2001, respectively.

International sales were $0.14 million, or 3.3% of our net sales, for the three months ended April 30, 2002, compared to $4.0 million, or 50.0% of our net sales, for the three months ended April 30, 2001. International sales were $8.0 million, or 39.0% of our net sales, for the nine months ended April 30, 2002, compared to $19.4 million, or 58.9% of net sales, for the comparable period of fiscal 2001. The decrease was due primarily to lower overall sales of NAS and Legacy products to international customers, primarily in Asia and Europe, in fiscal 2002.

Gross profit decreased 43.7% to $1.8 million for the three months ended April 30, 2002, from $3.2 million for the three months ended April 30, 2001. Gross profit for the nine month period ended April 30, 2002 decreased 27.5% to $9.2 million from $12.7 million for the same period the prior fiscal year. The decrease in gross profit for both periods was due primarily to lower overall sales. Gross margins increased to 40.3% and 44.8% of net sales for the three and nine months ended April 30, 2002 and for the comparable three and nine month periods in fiscal 2001, from 39.7% and 38.4% of net sales. The increase in gross margin was primarily the result of the higher percentage of NAS sales, which have higher margins than non-NAS products.

Selling, general and administrative expenses increased 31.8% to $5.8 million for the three months ended April 30, 2002, from $4.4 million for the three months ended April 30, 2001, and increased as a percentage of net sales to 132.7% from 54.8%.            In the third quarter of fiscal 2002, we increased our accounts receivable reserves $1.1 million to reflect the aging of certain accounts receivable from customers in Europe and Asia. Excluding this additional provision, selling, general and administrative expenses for the third quarter of fiscal 2002 increased by $0.3 million over their levels for the third quarter of fiscal 2001 due primarily to increased sales and administrative salaries and commissions in support of NAS sales, increased general administrative expenses partially offset by currency translation gains as the Euro and Swiss Franc strengthened against the U.S. dollar during the third quarter of fiscal 2002.

For the nine months ended April 30, 2002, selling, general and administrative expenses increased to $19.5 million from $13.4 million or 45.5% for the comparable period of fiscal 2001. In the first nine months of fiscal 2002, we increased our accounts receivable reserves by $4.9 million due to the financial instability of three of our international customers and to reflect the aging of certain accounts receivable from customers in Europe and Asia referred to above. Excluding the additional provision for accounts receivable, selling, general and administrative expenses for the nine months ended April 30, 2002 increased by $1.2 million from their levels for the comparable period of fiscal 2001, due primarily to increased sales and administrative salaries and commissions in support of NAS sales, increased general administrative expenses partially offset by reduced advertising and marketing costs during this nine month period. In addition, until our collection experience improves, beginning in the second quarter of fiscal 2002 we are recording revenue from certain European countries on a cash basis.

Research and development expenses remained the same at $1.5 million, or 33.5% of net sales in the third quarter of fiscal 2002 and 18.4% of net sales, for the comparable period of fiscal 2001. For the nine months ended April 30, 2002, research and development expenses decreased 4.0% to $4.7 million, or 23.0% of net sales, from $4.9 million, or 14.9% of net sales, in the same period in fiscal 2001. The dollar decrease was due primarily to reduced expenses for outside programmers slightly offset by increased compensation expense for additional NAS software programmers and hardware developers.

In-process research and development relates to our December 2000 acquisition of the outstanding shares of Scofima Srl an Italian company engaged in software development. We employed an appraiser to value the assets of Scofima, and the appraiser assigned a value of approximately $4.3 million for the research and development expenses relating to software being developed by Scofima which has not yet reached technological feasibility, and for which no alternative future use is available. We incurred this charge in the second quarter of fiscal 2001.

Interest income decreased 40.2% to $83,000 for the three months ended April 30, 2002, from $139,000 for the comparable period of fiscal 2001. For the nine months ended April 30, 2002, interest income decreased 29.9% to $418,000 from $597,000 for the comparable period of fiscal 2001. The decrease for both periods was attributable to a decline in the average interest rates earned on our invested cash balance.

Interest expense decreased 53.4% to $203,000 for the three months ended April 30, 2002, from $434,000 for the comparable period of fiscal 2001. For the nine months ended April 30, 2002, interest expense increased 20% to $1.2 million from $1.0 million for the comparable period of fiscal 2001. The increase was due primarily to the issuance of the $15.0 million convertible debenture on October 31, 2000 and the amortization of debt issuance costs.

Income tax provision (benefit). In the third quarter of fiscal 2002, we recorded a $4.5 million income tax benefit relating to recent changes in the tax laws. These changes allowed us to carry back net operating losses generated in fiscal 2001 and and will allow us to carry back net operating losses generated in fiscal 2002 for five years, as opposed to the two years allowed under the tax law previously in effect.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2002, we had cash and cash equivalents totaling $11.1 million. Our cash and cash equivalents decreased by $14.3 million during the nine months ended April 30, 2002.

Net cash used in operating activities was $13.1 million for the nine months ended April 30, 2002 and $14.3 million for the nine months ended April 30, 2001. Net cash used in operating activities in fiscal 2002 relates primarily to our net loss, an increase in our inventories and income tax receivable and a decrease in our accounts payable. These uses of cash were offset partially by a decrease in our accounts receivable. Net cash used in operating activities in fiscal 2001 relates primarily to our net loss, increases in our accounts receivable and inventories and a decrease in our accounts payable. These uses of cash were partially offset by a reduction of approximately $2.7 million in our income tax refund receivable.

Net cash used in investing activities of $0.15 million for the nine months ended April 30, 2002 was the result of purchases of property and equipment. Net cash used in investing activities of $2.1 million for the nine months ended April 30, 2001 was primarily the result of expenditures of $1.5 million to complete our corporate headquarters and $0.4 million for other property and equipment.

Net cash used by financing activities of $1.2 million for the nine months ended April 30, 2002 was primarily the result of a $10.0 million repayment of the convertible debenture, long-term borrowings of $8.7 million under a financing arrangement secured by our corporate headquarters. Net cash provided by financing activities of $8.7 million for the nine months ended April 30, 2001 was the result of the issuance of a $15.0 million convertible debenture, borrowings of approximately $4.0 million under the term loan line of credit agreement with The CIT Group/Business Credit and approximately $0.8 million in stock option exercises and employee stock purchases, reduced by the repayment of approximately $10.8 million in loans previously secured by our commercial paper portfolio.

On October 10, 2000, we entered into a term loan agreement and a three-year working capital line of credit with The CIT Group/Business Credit (“CIT”). The first term loan of $4.0 million, due and payable upon the finalization of a long-term mortgage on our corporate headquarters or paid in 12 monthly installments commencing April 1, 2001, was fully repaid in May 2001. Another term loan of $1.0 million, due and payable in 90 days, was fully repaid on November 1, 2000. The term loans under the agreement incurred interest at the lender’s prime rate, plus .5%, with increases if the outstanding principal was not reduced according to a fixed amortization schedule. The working capital line of credit allows us to borrow, on a revolving basis, for a period of three years, a specified percentage of our eligible accounts receivable (approximately $2.8 million at April 30, 2002), up to a limit of $5.0 million. Amounts outstanding under the working capital line bear interest at the lender’s prime rate plus .25%. At April 30, 2002, no amounts other than loan fees were outstanding under the various credit arrangements. The lender charged approximately $130,000 for the credit facility, which is being amortized as interest expense over the term of the credit agreement. The line of credit accrues various monthly maintenance, minimum usage and early termination fees. The line of credit is collateralized by certain of our assets. The line of credit requires certain financial and other covenants, including the maintenance of a minimum EBITDA requirement for rolling 12-month periods ending on each fiscal quarter. For the 12-month periods ended on April 30, 2002, we were not in compliance with the minimum EBITDA requirement. The lender has not waived our non-compliance with this covenant for this period and does not intend to make advances under the line.

In addition to the CIT line of credit noted above, we have a flooring line of credit with IBM Credit, which has committed to make $2.0 million in flooring inventory commitments available to us. As of April 30, 2002, we owed $496,000 under the flooring line. The flooring line is collateralized by the specific inventory purchased pursuant to the flooring commitments. CIT and IBM Credit have entered into an intercreditor agreement which determines the level of priority of either lender’s security interest. The flooring line requires the maintenance of a minimum net worth of $16.0 million, and we were in compliance with this covenant at April 30, 2002. The flooring line also requires us not to be in default of any covenants in the CIT agreement. IBM Credit has waived compliance with that requirement at April 30, 2002.

On October 31, 2000, we issued a $15.0 million convertible unsecured debenture to a private investor. The debenture carried interest at 6.0% per annum, and was repayable in full on October 31, 2003, unless otherwise converted into our common stock. In connection with the issuance of the debenture, we issued to the investor a 5-year warrant to purchase up to 32,916 shares of our common stock at an initial exercise price of $32.55 per share, with the number of shares for which the warrant is exercisable and the exercise price subject to antidilution adjustments. The value of the warrant of $562,000 was computed using the Black-Scholes model, with the following assumptions: Expected life — 5 years, Risk free interest rate — 6%, and Volatility — 1.20. In the second quarter of fiscal 2002, we paid the investor the remaining $10,000,000 principal amount of the debentures and expensed the remaining unamortized debt issuance and warrant costs of $274,000 to interest expense.

In June 2001, we completed the sale of 3,800,000 shares of common stock raising gross proceeds of approximately $34.2 million before offering costs of $2.7 million. As a result of this offering, the exercise price of the warrant was adjusted to $27.95 and the number of shares issuable upon exercise of the warrant pursuant to anti-dilution provisions of the warrant were adjusted to 38,333.

In December 2001, we borrowed $8.75 million under a financing arrangement secured by our corporate headquarters. The principal amount outstanding bears interest at prime plus 1.0% per annum, but not less than 7.0% per annum. Under certain conditions, we have the right to request that portions of the principal amount outstanding under the note shall bear interest at a LIBOR based rate, but not less than 7.0%. As of April 30, 2002, the interest rate on the loan was 7.0%. Principal reduction payments of $14,400 plus accrued interest are due each month beginning February 1, 2002 with the remaining principal balance and unpaid interest due at the maturity date of January 1, 2007. Debt issuance costs totaled $201,800 and are being amortized over the term of the loan. Up to an additional $1.0 million may be borrowed under this financing arrangement to cover leasing costs and tenant improvements on the vacant, unimproved space within the corporate headquarters. As of April 30, 2002, the outstanding principal balance of the loan totaled $8.69 million.

In addition to the line of credit, our foreign subsidiaries in Germany, Italy and Switzerland have lines of credit with banks in their respective countries that are utilized primarily for overdraft and short-term cash needs. At April 30, 2002, amounts outstanding under these lines was $84,000.

We are contingently liable at April 30, 2002 under the terms of repurchase agreements with several financial institutions providing inventory financing for dealers of our products. Under these agreements, dealers purchase our products, and the financial institutions agree to pay us for those purchases, less a pre-set financing charge, within an agreed payment term. Two of these institutions, Finova and IBM Credit Corporation, have also provided us with vendor inventory financing. The contingent liability under these agreements approximates the amount financed, reduced by the resale value of any appliances that may be repurchased, and the risk of loss is spread over several dealers and financial institutions. At April 30, 2002, we were contingently liable for purchases made under these agreements of approximately $0.1 million.

The Job Creation and Worker’s Assistance Act of 2002 signed by the President in February 2002, permits us to carry back certain of our previously recorded losses for 5 years instead of only 2 years. We previously had not believed we would be able to recover a tax benefit related to prior year losses. As a result of the legislation, in April 2002, we filed amended tax returns for prior year losses, and in June 2002, received a tax refund of $2.9 million. In addition, we expect to be able to recover approximately $2.3 million in additional tax refunds when we file our fiscal 2002 tax return, and carry expected fiscal 2002 operating losses back to previous periods. We have recorded a tax benefit in the current quarter of $2.9 million plus a proportionate share of the anticipated additional refunds related to fiscal 2002.

In May 2002, the employment of three of our executives was terminated. Under the agreements, the executives will receive payments of $18,750 for 36 months, and each will be entitled to participate in our employee benefit, health and other insurance plans of the 36 month period. We anticipate that we will record a charge for the severance obligations of approximately $2.3 million in the quarter ended July 31, 2002.

We expect to have sufficient cash generated from operations, our income tax refunds for fiscal 2001 and 2002, and, if necessary, the sale or refinancing of our headquarters building, to meet our anticipated cash requirements for the next twelve months. We cannot be, certain, however we would be able to sell or refinance our building, if necessary, or otherwise obtain any additional financing, on favorable or any terms.

Contractual Cash Obligations:	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long Term Debt	$8,693,000	$172,000	$345,000	$8,176,000	$—
Operating Leases	716,000	281,000	227,000	94,000	114,000
Executive Severance	2,281,000	697,000	1,521,000	63,000	—

Total	$11,690,000	$1,150,000	$2,093,000	$8,333,000	$114,000

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

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $1,140,000, and unamortized identifiable intangible assets in the amount of $630,000, all of which will be subject to the transition provisions of SFAS 141 and 142. Amortization expense related to goodwill was $361,000 and $262,000 for the nine months ended April 30, 2002 and 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as a cumulative effect of a change in accounting principle.

In October 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. Adoption of this statement is not expected to have a material impact on our consolidated financial position or results of operations.

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

IF WE ARE UNABLE TO MANAGE OUR INTERNATIONAL OPERATIONS EFFECTIVELY, OUR OPERATING RESULTS COULD BE MATERIALLY ADVERSELY AFFECTED.

Net sales to our international customers, including export sales from the United States, accounted for approximately 33%, 41% and 56% of our net sales for the years ended July 31, 1999, 2000, 2001, respectively, and approximately 39.0% of our net sales in the nine months ended April 30, 2002. We have committed significant operational resources to drive our international growth. Our international operations will expose us to operational challenges that we would not otherwise face if we conducted our operations only in the United States. These include:

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

Any of these factors could have an adverse impact on our existing international operations and business or impair our ability to continue expanding into international markets. For example, our reported sales can be affected by changes in the currency rates in effect during any particular period. The effects of currency fluctuations were evident in our results of operations for the fiscal year 2001 and the first nine months of fiscal 2002. During this period, the Euro and two currencies whose values are pegged to the Euro, fluctuated significantly against the U.S. dollar. As a result, we incurred a foreign currency loss of approximately $54,000 in fiscal 2001 and a foreign currency gain of $53,000 in the first nine months of fiscal 2002. Also, these currency fluctuations can cause us to report higher or lower sales by virtue of the translation of the subsidiary’s sales into U.S. dollars at an average rate in effect throughout the fiscal year. In addition, we have funded operational losses of our subsidiaries of approximately $3.5 million between the date of purchase and April 30, 2002, and if our subsidiaries continue to incur operational losses, our cash and liquidity would be negatively impacted.

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

IF THE AGING OF OUR ACCOUNTS RECEIVABLE CONTINUE TO INCREASE OR IF WE EXPERIENCE A SIGNIFICANT INCREASE IN SALES RETURNS, WE MAY NEED TO RECORD ADDITIONAL RESERVES WHICH WOULD ADVERSELY AFFECT OUR OPERATING RESULTS.

At April 30, 2002, our net accounts receivable totaled $7.6 million, which is net of reserves for bad debts of $9.2 million and sales returns of $2.6 million. Approximately $1.5 million, or 20%, of our net accounts receivable were past due greater than 90 days.Although management believes that these accounts are collectible, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or if our receivable aging continued to lengthen for some of our European and any other customers, we may be required to record additional bad debt reserves which would adversely affect our operating results.

Net sales for the nine months ended April 30, 2002 and 2001 were $20.4 million and $33.0 million, respectively. We recognize revenue on NAS product sales, sold through direct sales channels and resellers, generally upon shipment of the product. In addition, we sell service contracts for certain of our appliances that require service for a specified period of time, usually one to three years. Revenue from these contracts is billed to customers at the time of sale, but earned ratably over the life of the service agreement. Revenue is recognized on sales of our Legacy products, which are sold primarily through distributors, when the distributor receives the product. We maintain sales reserves for estimated reductions to revenue for anticipated returns, including stock balancing and price protection claims, based on historical rates of sales returns. If we were to experience a significant increase in product sales returns, incremental sales reserves may be required.

OUR STOCK MAY BE DE-LISTED FROM NASDAQ

The closing price of our common stock on June 13, 2002 was $0.86 per share. The NASDAQ National Market generally requires listed issuers to maintain a minimum bid price of $1.00, and may delist an issuer whose share price falls below that threshold for an extended period of time. If we are unable to meet the minimum listing requirements, we may be subject to delisting from the NASDAQ National Market, which will have a material adverse effect on our common stock and would severely restrict our ability to raise additional capital.

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

DUE TO DETERIORATING U.S. AND WORLD ECONOMIC CONDITIONS, INFORMATION TECHNOLOGY SPENDING ON DATA STORAGE AND OTHER CAPITAL EQUIPMENT HAS DECLINED. IF TECHNOLOGY SPENDING CONTINUES TO DECLINE, OUR SALES AND OPERATING RESULTS COULD BE HARMED.

Many of our customers are affected by economic conditions in the United States and throughout the world. Many companies have announced that they will reduce their spending on data storage and other capital equipment. If spending on data storage technology products is reduced further by customers and potential customers, our sales could be harmed, and we may experience greater pressures on our gross margins. If economic conditions do not improve, or if our customers continue to reduce their overall information technology purchases, our sales, gross profits and operating results may be reduced.

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

We have been manufacturing and selling our NAS products for only approximately four years. For the years ended July 31, 1999, 2000 and 2001, these products accounted for approximately 8%, 28% and 68% of our total net sales, respectively. For the nine months ended April 30, 2002, these products accounted for approximately 39% of our total net sales. We expect sales of our NAS products to represent an increasing percentage of our net sales in the future. Because our operating history in the NAS product market is only approximately four years, as well as the rapidly evolving nature of the NAS market, it is difficult to evaluate our business or our prospects. In particular, our historical financial information is of limited value in projecting our future operating results.

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

For the nine months ended April 30, 2002, no single customer accounted for more than 10.0% of our net sales, while two customers accounted for 13.4% of our net sales for the nine months ended April 30, 2001. Unless and until we diversify and expand our customer base for NAS products, our future success will depend to a large extent on the timing and size of future purchase orders, if any, from these customers. In addition, we may receive from single site purchasers of large installations of our NAS products large volume purchases of our NAS products over relatively short periods of time. This may cause our sales to be highly concentrated and significantly dependent on one or only a few customers. If we lose a major customer, or if one of our customers significantly reduces its purchasing volume or experiences financial difficulties and is unable to or does not pay amounts owed to us, our results of operations would be adversely affected. In fiscal 2001, we sold our Legacy products principally to distributors. We cannot be certain that customers that have accounted for significant revenues in past periods will continue to purchase our products or fully pay for products they purchase in future periods.

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

Our revenues in any quarter may also be affected by product returns and any warranty obligations in that quarter. Many of our distributors have limited product return rights. In addition, we generally extend warranties to our customers that correspond to the warranties provided by our suppliers. If returns exceed applicable reserves or if a supplier were to fail to meet its warranty obligations, we could incur significant losses. In the first nine months of fiscal 2002 and 2001, we experienced product return rates of approximately 16.7% and 14.0%, respectively. This rate may vary significantly in the future, and we cannot assure you that our reserves for product returns will be adequate in any future period.

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

In recent periods, we have experienced significant declines in net sales and gross profit, and we have incurred operating losses. We incurred operating losses of $5.2 million for fiscal 1999, $12.1 million for fiscal 2000, $16.6 million (including a charge for in-process research and development) in fiscal year 2001 and $15.7 million for the nine months ended April 30, 2002. We will need to increase our revenues from our NAS products to achieve and maintain profitability. The revenue and profit potential of these products is unproven. We may not be able to generate significant or any revenues from our NAS products or achieve or sustain profitability in the future. If we are unable to achieve or sustain profitability in the future, we may have to seek additional financing in the future, which may not be available to us on favorable or any terms.

CONTROL BY OUR EXISTING SHAREHOLDERS COULD DISCOURAGE POTENTIAL ACQUISITIONS OF OUR BUSINESS THAT OTHER SHAREHOLDERS MAY CONSIDER FAVORABLE.

As of April 30, 2002, our executive officers and directors beneficially owned approximately 5,970,000 shares, or approximately 37.0% of the outstanding shares of common stock. Acting together, these shareholders would be able to exert substantial influence on matters requiring approval by shareholders, including the election of directors. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could in turn have an adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the market price for their shares of common stock.

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

In December 2001, we borrowed $8.75 million under a financing arrangement. The principal amount outstanding bears interest at prime plus 1.0%, although at a minimum of 7%. Accordingly, if the prime rate were to fluctuate above 6%, we would experience interest rate risk on our debt.

FOREIGN CURRENCY EXCHANGE RATE RISK

We transact business in various foreign countries, but we only have significant assets deployed outside the United States in Europe. We have effected intercompany advances and sold goods to our German subsidiary, as well as our subsidiaries in Italy and Switzerland, denominated in U.S. dollars, and those amounts are subject to currency fluctuation and require constant revaluation on our financial statements. In the nine months ended April 30, 2002 and 2001, we incurred a foreign currency gain of $53,000 and a loss of $38,000 respectively which are included in our selling, general and administrative expenses. We do not operate a hedging program to mitigate the effect of a significant rapid change in the value of the Euro or the Swiss franc compared to the U.S. dollar. If such a change did occur, we would have to take into account a currency exchange gain or loss in the amount of the change in the U.S. dollar denominated balance of the amounts outstanding at the time of such change. Our net sales can also be affected by a change in the exchange rate because we translate sales of our subsidiaries at the average rate in effect during a financial reporting period. At April 30, 2002, approximately $11.2 million in current intercompany advances and accounts receivable from our foreign subsidiaries were outstanding. We can not assure you that we will not sustain a significant loss if a rapid or unpredicted change in value of the Euro or related European currencies should occur. We can not assure you that such a loss would not have an adverse material effect on our results of operations or financial condition.

PART II

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, County of Orange, State of California, on the 14th of June, 2002.

PROCOM TECHNOLOGY, INC.

By:	/s/ Alex Razmjoo
Alex Razmjoo Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-Q has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Alex Razmjoo	Chairman of the Board, President	June 14, 2002
and Chief Executive Officer
Alex Razmjoo	(Principal Executive Officer)

/s/ Edward Kirnbauer Edward Kirnbauer	Controller and acting Chief Financial Officer	June 14, 2002

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 in the Form S-1A filed on November 14, 1996)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 in the Form S-1A filed on November 14, 1996)

4.1	Form of Convertible Debenture dated October 31, 2000 (incorporated by reference to Exhibit 4.1 in the Registration Statement on Form S-3 filed on November 22, 2000)

4.1.1	Amendment to Convertible Debenture (incorporated by reference to Exhibit 4.1.1 in the Form S-3 filed on April 25, 2001)

4.2	Form of Common Stock Purchase Warrant dated October 31, 2000 (incorporated by reference to Exhibit 4.2 in the Report on Form 8-K filed on November 3, 2000)

4.3	Securities Purchase Agreement dated October 31, 2000 (incorporated by reference to Exhibit 4.3 in the Report on Form 8-K filed on November 3, 2000)

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

10.1	Loan Agreement dated November 28, 2001 by and between the Registrant and First Bank & Trust

10.2	Agreement dated May 24, 2002 between the Registrant and Alex Aydin

10.3	Agreement dated May 24, 2002 between the Registrant and Nick Shahrestany

10.4	Agreement dated May 24, 2002 between the Registrant and Frank Alaghband