Form 10-K
period 2002-07-31
PROCOM TECHNOLOGY INC
filed 2002-11-13
CIK 1025711

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☐	FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2002

Commission file number 0-21053

PROCOM TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

California	33-0268063
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

58 Discovery, Irvine, California	92618
(Address of principal executive office)	(Zip Code)

(949) 852-1000
(Registrant’s telephone number, including area code)

http://www.procom.com
(Registrant’s Web Site)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

As of October 29, 2002 the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was approximately $2.8 million.

The number of shares of Common Stock, $.01 par value, outstanding on October 29, 2002, was 16,084,708.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III is incorporated by reference to portions of the Registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2002 fiscal year.

PROCOM TECHNOLOGY, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JULY 31, 2002

THE INFORMATION CONTAINED IN THIS REPORT ON FORM 10-K INCLUDES FORWARD-LOOKING STATEMENTS. WHEN USED IN THIS REPORT, THE WORDS “ANTICIPATES,” “BELIEVES,” “EXPECTS,” “INTENDS,” “FORECASTS,” “PLANS,” “FUTURE,” “STRATEGY” OR WORDS OF SIMILAR IMPORT ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. OTHER STATEMENTS OF THE COMPANY’S PLANS AND OBJECTIVES MAY ALSO BE CONSIDERED TO BE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLISH REVISED FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY TO ADVISE INTERESTED PARTIES OF CERTAIN RISKS AND OTHER FACTORS THAT MAY AFFECT THE COMPANY’S BUSINESS AND OPERATING RESULTS, INCLUDING THE DISCLOSURES MADE UNDER THE CAPTION “RISK FACTORS” IN THIS REPORT.

The Company’s principal executive offices are located at 58 Discovery, Irvine, CA 92618; its telephone number is (949) 852-1000 and its web site is HTTP://WWW.PROCOM.COM.

PART I

Item 1.    Business

General

We are a designer and provider of networked data storage appliances. Appliances are specialized devices that perform a specific function within the computer network. Data storage appliances have emerged as the solution of choice to manage the rapidly growing data storage requirements of computer networks. These appliances provide superior performance at a lower cost than general-purpose computers used as file servers. We have developed network attached storage, NAS, appliances that we believe are faster, more reliable and easier to install and operate than similarly configured and comparably priced appliances. We achieve these advantages by integrating into our appliances specialized operating system software optimized for data storage and retrieval. We are ISO 9001 certified and have been since 1999.

Industry Overview

Large and Growing Need for Data Storage

Companies increasingly view data as a strategic asset that creates a competitive advantage. Continuous and rapid access to this data is critical to managing a business effectively. The volume of data produced and stored by businesses is growing rapidly. The factors contributing to the growth in network storage requirements include:

•	new communication media such as e-mail, digital imaging and video storage

•	widespread use of enterprise applications, including enterprise resource planning, sales force automation, supply chain and customer relationship management systems

As a result of these factors, expenditures for data storage are growing and consuming an increasing percentage of total information technology expenditures. Specifically, networked storage is rapidly becoming the dominant method for data management and sharing. According to a recent Gartner study, network attached storage is projected to experience a 18% CAGR (compounded annual growth rate) from 2002-2006. We are focused on delivering solutions to meet the requirements of the mid-range ($10,000-$400,000) price band, which we believe will be a growing segment of the NAS market.

Common Solutions to Network Storage Requirements

There are several approaches to providing network data storage capacity. These approaches include:

•
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

•
Storage Area Networks.    A storage area network, or SAN, is a self-contained fiber-optic network of high-speed storage devices. While SANs may be the preferred storage solution in very large computing environments with particular data access characteristics, they also have a number of disadvantages. SAN installations require the implementation and maintenance of a completely separate Fibre Channel network, are consequently very expensive and difficult to maintain, and frequently suffer from compatibility problems between constituent components from differing manufacturers.

•
Network Attached Storage.    NAS appliances have been developed to offload basic file I/O tasks from general purpose servers. NAS appliances are designed to store and retrieve larger amounts of data more quickly than general purpose servers. Freed of all hardware and operating system elements unrelated to file I/O tasks, NAS appliances provide greater file throughput, usually for less cost. Unlike SAN devices, NAS appliances can be easily connected to an existing computer network, with additional capacity added over time as storage needs grow. NAS appliances can also complement a SAN deployment. These characteristics make NAS appliances a scalable, versatile and cost-effective data storage solution.

The advantages of NAS have been acknowledged in the marketplace. Because storage appliances are designed to perform specific dedicated functions, NAS appliances are ideal for companies seeking a storage solution that:

•	provides heterogeneous (UNIX & Windows) file sharing;

•	is easy to install, use and administer;

•	is easy to integrate with existing infrastructure components;

•	provides a return on investment through server consolidation;

•	has a low acquisition price and low total cost of ownership; and

•	provides high speed data access, high capacity and scalability.

Specific Challenges in Data Management

In general, enterprises using networked computing environments face challenges in managing rapidly growing volumes of distributed data. These challenges include:

•
Back up of Data.    Protecting mission-critical data via tape backup is, almost without exception, a universal problem facing today’s businesses. With exponential data growth and shrinking backup windows, backup technologies must provide data protection without impacting business operations.

•
Poor Data Access Performance.    Data access performance across networks has historically been improved by increasing processor performance or by increasing network bandwidth. However, this approach has its limits. The remaining bottleneck in data access performance is caused by the file server’s operating system, which must also perform many additional tasks unrelated to data access. These unrelated tasks slow the server’s ability to respond to file I/O requests.

•
Difficulties Accessing Shared Data.    Organizations require solutions that provide access to shared data. These organizations often install applications that run on differing and incompatible computing operating systems. However, many of these operating systems are incapable of accessing or sharing data created or stored on other systems without the assistance of additional software.

•
Unavailable Data.    Unavailable data can result in costly business interruptions. Data availability is critical to worker productivity, making it imperative that network data storage devices have low failure rates, rapid recovery times and the ability to provide uninterrupted data service. Data unavailability can be caused by hardware and/or software failure.

•
Data Administration.    Network data administration, including the backup and expansion of data storage capacity, requires the management of both hardware and software systems. This becomes more complex with large volumes of data, increasing numbers of users accessing data and wide distribution of data stored across the network. Storage devices that cannot be managed remotely place an added burden on technical personnel and resources.

•
Scalability.    Given the continuing increase in data storage needs, effective storage solutions will provide a simple and economical means to increase capacity over time. Preferred solutions allow enterprises to modify their existing infrastructure and incur only incremental costs as they grow rather than to make extensive and expensive modifications to their computing networks.

•
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

The Procom Solution

Our NAS appliances are well suited to address the growth in data storage as well as the specific challenges of data management. A key element of our solution is our proprietary operating system software, which we integrate with high-performance, industry-standard hardware components to provide our customers with the following benefits:

•
Fast Backup and Recovery of Data.    Our appliances enable NAS-optimized backup and recovery of data with simplified management via compliance with industry-standard NDMP (Network Data Management Protocol). With Fibre-Channel, LAN or direct-attached tape library connectivity, flexible architectures allow the correct solution to be implemented.

•
Fast File Service Response Times.    Our NAS appliances are designed to achieve rapid I/O response times. We have developed proprietary operating system software optimized for data access and storage. This software enables our NAS appliances to execute user read and write requests significantly faster than general purpose computers used as file servers.

•
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

•
High Levels of Data Availability and Product Reliability.    Our appliances are designed to provide high levels of data availability with minimal incremental cost. Data journaling and hardware redundancies help ensure the protection and availability of data in the event of hardware component failure. Moving basic storage functions from a server to a NAS appliance improves the server’s reliability and its ability to process non-storage functions.

•
Ease of Installation, Administration and Maintenance.    Our appliances are easier to install and operate than both general purpose computers and NAS appliances from other vendors. Our NAS appliances are specifically designed to be installed easily and quickly, some in just minutes. Moreover, our appliances’ management software is accessible via a Web browser, making remote initiation of diagnosis and management utilities possible. In general, our appliances simplify system administration and permit more efficient use of technical personnel.

•
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

•	File and Block access to data. Through our available DUET option, our NetFORCE 3000 series of products can be configured to deliver both file and block level access to data. This capability positions

Procom to uniquely deliver targeted solutions to those applications that require block level access to data, including Microsoft Exchange and SQL Server.

•
Low Total Cost of Ownership.    We reduce the initial cost of ownership by taking advantage of the price and performance of commercial off-the-shelf hardware components. Our products are easy to install, which also helps to reduce the initial cost of ownership. We reduce the ongoing cost of ownership by providing products with exceptional reliability and low maintenance costs.

Products

We were formed in 1987 to develop and market storage-related computer products. In 1996, we began developing CD/DVD-ROM based, read only NAS storage devices, and in 1999, we began the development of disk-based, read and write NAS storage appliances.

We currently offer two broad categories of products: NAS appliances and other data storage products. During fiscal 2002, sales of NAS and related technologies represented the majority of our overall business. Our NAS appliances represented 27.6%, 67.8% and 79.5% of our net sales in fiscal 2000, 2001 and 2002, respectively. Domestic non-OEM NetFORCE sales doubled in fiscal 2002 as compared to fiscal 2001.

Network Attached Storage Products

NetFORCE.    Our NetFORCE appliances are disk-based, read and write NAS storage appliances with optimized software providing faster I/O performance than stand-alone file servers and direct attached storage products. The NetFORCE product line ranges from an entry level, plug and play, 1/2 terabyte (TB) capacity storage device designed for remote offices and small-sized computer workgroups to our highest performance, fault tolerant network data server that provides up to 17 terabytes of storage capacity. The list prices for our NetFORCE product line range from approximately $14,000 to over $500,000, depending primarily on the model purchased and the product configuration specified by the customer. The table below describes the key features and target markets for each of these appliances.

DataFORCE.    Our DataFORCE appliances are CD/DVD-ROM-based, read only NAS storage devices. The product line consists of devices that provide a high-speed economical number of DVD drives. In 1999, DataFORCE was awarded “Editor’s Choice Award” by Network Computing magazine and “Product of the Year” by Imaging and Documents Solutions magazine. The table below also describes the key features and target markets for each of these products we currently offer.

Product	Key Features	Target Markets

NetFORCE 3500/3600C
•      High performance, high availability filers, with Fibre Channel backend.

•      3600C features active-active cluster failover capability, with no single point of failure

•      Files accessed and shared by both Windows and UNIX-based systems

•      Snap shot, NDMP and dynamic expansion capabilities

•      Web-based remote device management

•      Fully supports Microsoft ADS and domain architecture and ACLs

•      Capacity of 100GB to 17TB
Businesses requiring the highest level of data availability and integrity, including storage intensive enterprises using Windows NT, UNIX and Linux-based systems.

Product	Key Features	Target Markets

NetFORCE 1750
•      High performance, high capacity mid-range filer

•      Excellent price/performance

•      Complete feature set, including snap shots, NDMP support, ADS, ACLs

•      Simple, 15 minute plug and play installation Capacity of 100GB to 4TB
Workgroups using Windows NT, UNIX and Linux-based systems, especially mid-sized e-businesses and engineering intensive environments.

NetFORCE 800	• Mid-size storage product for the small & mid-size business markets seeking excellent features normally found in much more costly solutions. • Capacity of 100GB to 1.28TB	Workgroups or regional offices using Windows NT, UNIX and Linux-based systems.

DUET
•      Integrates NAS and SAN functionality in a pre-tested, pre-configured software solution

•      File and Block access to data

•      Successfully completed Microsoft HCL testing

•      Integrated management, monitoring and failover capabilities

•      Fully supports Microsoft Cluster Servers
Installations requiring both file and block access to data. This includes Microsoft Exchange and SQL Server.

ProMirror
•      Highly reliable, Safe-Asynchronous Mirroring(SAM) architecture software

•      Highly cost effective, using existing IP infrastructure

•      Near real-time reflection of data between source and target servers

•      Continuous bi-directional or many-to-one replication of data, with fast reversion from source to target in case of primary site failure
Businesses requiring uninterrupted flow of data. As an integrated part of a disaster recovery solution. ProMirror delivers highly advanced capabilities very cost effectively.

• Software features are available on all NetFORCE filers. • Web-based, easy to use management tools

DataFORCE 1000R Rack-mountable	• DVD or CD-ROM capability • Web-based remote device management and modular fault tolerant design • Supports Windows NT, UNIX, Novell and Macintosh environments	Organizations that use document imaging and firms with extensive data access needs, including libraries, law firms, accounting firms, educational and other institutions.

Product	Key Features	Target Markets

DataFORCE 200/300	• DVD or CD-ROM capability with web-based remote device management • Easy to install • Supports Windows NT, UNIX, Novell and Macintosh environments	Organizations that use document imaging technologies. Also, libraries, law firms, accounting firms, educational and other institutions.

We are currently in the process of developing our next generation NetFORCE appliances. These new appliances are expected to provide even greater performance and capacity at the high end, and deliver even greater value and capabilities at the low end of our product spectrum. We continue to invest in research and development to deliver solutions that are easily integrated within our customers’ information technology infrastructure.

Other Data Storage Products

We also develop and market a number of other data storage products, including disk drive upgrades, standalone and networked CD/DVD-ROM servers and arrays, as well as market tape backup products. Our disk drive upgrades allow users to increase the storage capacity of their laptop and desktop computers, extending the life of their initial hardware investment. Our CD/DVD-ROM servers and arrays allow users to access software and data stored on these media.

Together, these products constituted 20.5% of our total net sales in fiscal 2002, 32.2% in fiscal 2001, and 72.4% in fiscal 2000.

Technology

Our NAS operating system and the associated software and hardware components are designed to achieve the following objectives:

•	provide high-speed access to data by optimizing network, computer processor and hard drive features and interfaces

•	allow files created in both UNIX and Windows environments to be shared simultaneously while protecting the integrity of the underlying data

•	support the native security features of both UNIX and Windows

•	support remote management and monitoring of the NAS device via Web-based software

•	enable ease of installation by the user

•	support the backup and restore functionality of commonly used storage management software applications

•	provide both file and block level access to data through DUET

•	provide business continuance capabilities through ProMirror

Our core technical competence is in the development of storage systems. A key element of our design philosophy is the leveraging of this expertise by rapidly integrating our software with industry-standard, best-of-breed hardware from third party vendors. This approach allows us to benefit from both the technological advances of numerous competing hardware vendors and the ongoing price erosion in some hardware sectors. Moreover, this philosophy reduces our dependence on any one supplier. We intend to improve the performance of our storage systems, incorporate advances in disk drive and computer processor hardware, and support some complementary storage technologies and software applications.

Customers

The customers that use our NAS appliances and our other data storage products represent a broad array of enterprises within diverse industry and government sectors, including e-businesses, financial services, communications, healthcare and governmental agencies. Generally, NAS customers are organizations that require highly reliable, readily accessible, and easily managed storage. These organizations rely on data-intensive applications, such as Web servers, search engines, imaging, data warehousing and data mining, multimedia, engineering, digital video production, and ERP. No one customer accounted for more than 10% of our net sales for fiscal 2002.

Sales and Marketing

Our NAS appliances and other data storage products are currently marketed and sold domestically and internationally primarily through distributors, VARs system integrators, and our own sales force under the Procom brand.

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

Field Sales.    Our field sales force consists of domestic and international sales professionals and technical sales support specialists based in the U.S. and abroad. Our field sales force focuses on generating and supporting sales opportunities with our channel partners, which enables cooperation between our channel partners and our field sales force.

Indirect Sales.    Our indirect channel partners consist of system integrators, VARs and distributors. Our indirect channel partners market, sell, implement and support our products. We intend to enhance our existing relationships with these partners and develop relationships with additional indirect channel partners—especially those that we expect to enhance our ability to penetrate target markets.

Marketing

Our marketing organization consists of product management and marketing communications groups. Product management is responsible for product direction, market opportunity identification and strategic positioning, as well as industry research and education. Our marketing activities also include development of relationships with indirect channel partners, participation in tradeshows to promote and launch our products and coordination of our involvement in various industry standards organizations. Procom is a voting member of the Storage Networking Industry Association (SNIA).

Our marketing communications group is responsible for increasing awareness of our company and our products. These efforts include brand promotion, public relations, advertising, industry trade show participation, speaking engagements, seminars, direct mail and Web site content development. Our marketing communications professionals also produce data sheets, presentations, and coordinate with product management for product demonstrations.

Customer Service and Support

We are committed to providing our customers with timely and effective service and support. Our engineers and technicians work closely with our sales personnel to provide system integrators, VARs and distributors with pre- and post-sales support, technical support, education, training and consulting services. We provide these services by telephone and facsimile, as well as through online bulletin board services and Web sites. In addition, we have contracted with IBM Global Services to assist with field service support. Finally, we also collaborate with our system integrators, VARs, and distributors to provide technical support and service.

Research and Development

We believe that a substantial commitment to research and development is essential to our ability to introduce new and enhanced products that address emerging market opportunities. Before we develop a new product, our research and development engineers work with marketing managers and customers to develop specifications for product requirements. Our engineers then design the new product around those specifications. Beta Program—after we commercially release a new product, our engineers continue to work with customers to refine the specifications for future generations and upgrades of our products.

In order to respond to the short product life cycle inherent in the industry, our research and development team monitors industry trends to aid in selecting new technologies and features for potential development and incorporation into our appliances. We have devoted substantial resources to the development of our proprietary operating system software.

Our total expenses for research and development were $7.2 million in fiscal 2000, $6.4 million in fiscal 2001 and $6.4 million in fiscal 2002. We anticipate that the dollar amount of our research and development expenses in the next fiscal year will decline compared to fiscal 2002.

Manufacturing and Assembly

We conduct our primary manufacturing and assembly activities at our headquarters in Irvine, California. These activities consist of testing, assembly and component integration. We have historically operated without a significant backlog and generally purchase the major components of our products based on historical requirements and forecast needs. Some of our products require printed circuit boards, special metal or plastic housings, software, manuals, additional hardware components and certain custom components manufactured to our specifications. We subcontract with third-party vendors for the manufacture of these items. Our strategy has been to develop cooperative relationships with our most important suppliers, which involves exchanging critical information and implementing joint quality training programs. This strategy helps to minimize supply disruptions and maintain component quality. We test and evaluate the components used in our products. In addition, we perform quality assurance testing on our completed products. We believe we have sufficient manufacturing capacity to meet foreseeable production needs. In December 1999 we were awarded ISO 9001 certification.

Competition

The market for NAS appliances is rapidly evolving and highly competitive. We believe we compete with the following companies:

•	other NAS companies, such as Network Appliance, EMC and Auspex

•	companies which provide entry level NAS filers

•	computer manufacturers who also provide NAS solutions based on the Microsoft SAK (Server Appliance Kit) and other data storage products, such as HP, IBM, Compaq and Dell

Our overall success depends to a great extent on our ability to continue to develop appliances that incorporate new and rapidly evolving technologies to provide users with cost-effective data storage and information access solutions. In our NAS business, we compete principally on the basis of:

•	product features and performance

•	ease of installation, administration and maintenance

•	cross-platform compatibility and scalability

•	total cost of ownership

•	time to market with new features and appliances

•	technical support and customer service

We believe that we are competitive in each of these areas. Additionally, we believe that our accumulated expertise in developing operating system software differentiates our NAS appliances from those of our competitors and poses a barrier to entry for current and potential competitors. We believe the price and performance characteristics of our NAS appliances provide us with a competitive advantage.

The market for our other data storage appliances is mature and intensely competitive. Within our non-NAS product businesses, we believe we compete with the following companies in the following categories:

•	computer manufacturers which provide storage upgrades for their appliances, such as IBM, Compaq and Dell; and

•	hard drive, CD server/array and tape backup manufacturers, such as Seagate, Western Digital, Maxtor and Quantum.

We believe we compete effectively with these competitors by offering a broad range of reasonably priced appliances, by maintaining relationships with computer resellers and VARs that possess key relationships with decision makers at end users, and at the same time developing brand name identity through marketing and advertisements.

Intellectual Property

Our success and ability to compete is dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely primarily on a combination of copyright and trade secret protections and confidentiality agreements to establish and protect our intellectual property rights. We seek to protect our software, documentation and other written materials under trade secret, copyright and patent laws, which afford only limited protection. We have registered our “Procom” name and logo. We will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality agreements with our employees, resellers and customers. We have exclusive rights to our domain name, “www.procom.com.”

Employees

As of July 31, 2002, we had 135 full-time employees. Of the total, 67 are in sales, marketing, customer service and technical support, 21 in manufacturing, 33 in engineering and product development and 14 in finance and administration. We have 116 domestic employees and 19 international employees. None of our employees is represented by any collective bargaining agreement. We have never experienced a work stoppage and consider relations with our employees to be good.

RISK FACTORS

The following risk factors and other information included in this Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occurs, our business, operating results, and financial condition could be materially adversely affected.

WE MAY NOT BE ABLE TO ACHIEVE OR SUSTAIN PROFITABILITY, AND OUR FAILURE TO DO SO WILL REQUIRE US TO SEEK ADDITIONAL FINANCING, WHICH MAY NOT BE AVAILABLE TO US ON FAVORABLE OR ANY TERMS.

In recent periods, we have experienced significant declines in net sales and gross profit, and we have incurred operating losses. We incurred operating losses of $12.1 million in fiscal 2000, $16.6 million in fiscal 2001 (including a charge for in-process research and development) and $28.6 million for fiscal 2002 (including a charge of $2.4 million for asset impairment). In fiscal 2002, net cash used in operating activities was $13.3 million. We will need to increase our revenues from our NAS products to achieve profitability. The revenue and profit potential of these products is unproven. We may not be able to generate significant or any revenues from our NAS products or achieve profitability in the future. If we are unable to achieve profitability, we will have to seek additional financing, which may not be available to us on favorable or any terms.

INFORMATION TECHNOLOGY SPENDING ON DATA STORAGE AND OTHER CAPITAL EQUIPMENT HAS DECLINED. IF TECHNOLOGY SPENDING CONTINUES TO DECLINE, OUR SALES AND OPERATING RESULTS COULD BE HARMED.

Many companies have announced that they will reduce their spending on data storage and other capital equipment. If spending on data storage technology products is reduced further by customers and potential customers, our sales could be harmed, and we may experience greater pressures on our gross margins. If economic conditions do not improve, or if our customers continue to reduce their overall information technology purchases, our sales, gross profits and operating results likely would be reduced.

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

IF GROWTH IN THE NAS MARKET DOES NOT MEET OUR EXPECTATIONS, OUR FUTURE FINANCIAL PERFORMANCE COULD SUFFER.

We believe our future financial performance will depend in large part upon the future growth in the NAS market and on emerging standards in this market. We intend for NAS products to be our primary business. The market for NAS products, however, may not continue to grow. Long-term trends in storage technology remain unclear. For example, some analysts have questioned whether competing technologies, such as storage area networks, may emerge as the preferred storage solution. If the NAS market grows more slowly than anticipated, or if NAS products based on emerging standards other than those adopted by us become increasingly accepted by the market, our operating results could be harmed.

THE REVENUE AND PROFIT POTENTIAL OF NAS PRODUCTS IS UNPROVEN, AND WE MAY BE UNABLE TO ATTAIN REVENUE GROWTH OR PROFITABILITY FOR OUR NAS PRODUCT LINES.

NAS technology is relatively recent, and our ability to be successful in the NAS market may be negatively affected by not only a lack of growth in the NAS market but also a lack of market acceptance of our NAS products. Sales of our NAS products declined from $28.4 million in fiscal 2001 to $19.9 million in fiscal 2002.

IF OUR CUSTOMERS’ CREDITWORTHINESS DETERIORATES, OR OUR RATE OF PRODUCT RETURNS INCREASES, WE MAY INCUR ADDITIONAL BAD DEBT EXPENSE OR WE MAY EXPERIENCE REDUCED REVENUES.

At July 31, 2002, our net accounts receivable totaled $4.8 million, which is net of allowances for doubtful accounts and sales returns of $6.1 million and $2.0 million, respectively. Although management believes that accounts receivable without an allowance are collectible, if the financial condition of our customers were to deteriorate, it could result in an impairment of their ability to make payment. We may be required to record additional valuation allowances, which would adversely affect our operating results.

Net sales for fiscal 2002 and 2001 were $25.0 million and $41.9 million, respectively. We recognize revenue on NAS products, sold through direct sales channels and resellers generally upon shipment of the product. In addition, we sell service contracts for certain of our appliances that usually cover one to three years. Revenue from these contracts is billed to customers at the time of sale, but earned ratably over the life of the service agreement. Revenue is recognized on sales of our non-NAS products, which are sold primarily through distributors, when the distributor receives the product. We maintain sales reserves for estimated reductions to revenue for anticipated returns, including stock balancing and price protection claims, based on historical rates of sales returns. If we were to experience a significant increase in product sales returns, incremental allowances for product returns would be required. To the extent management cannot make reliable estimates of future product returns, revenue will be deferred until it is actually realized, and our revenue would be impacted negatively.

OUR STOCK MAY BE DE-LISTED FROM NASDAQ

On July 22, 2002, we received a notice from NASDAQ stating that we did not, for a period of 30 consecutive days, meet the $1 minimum bid price per share requirement for continued listing on the NASDAQ National Market. The notice further stated that we had until October 21, 2002 to comply with the minimum bid price per share requirement for continued listing. We did not achieve compliance with this requirement. However, on October 18, 2002, we applied to transfer the listing of our stock to the NASDAQ Small Cap Market. If this transfer is approved, we will be eligible for an additional 90 days, or until January 18, 2003, to demonstrate compliance with the $1 minimum bid price for a period of 10 consecutive trading days. We would expect our stock to retain the trading symbol “PRCM” on the Small Cap Market.

We are also currently out of compliance with NASDAQ’s requirement that we have at least three independent directors on our Board of Directors. Effective September 16, 2002, Kevin Michaels, an independent director on our Board, resigned, leaving us with two independent directors. We have requested a grace period from NASDAQ to regain compliance with this requirement and are awaiting a response. In the meantime, we are seeking a new independent director to replace Mr. Michaels.

There can be no assurance that NASDAQ will grant our request to transfer the listing of our stock to the Small Cap Market or our request for a grace period to regain compliance with the independent director requirement. There also can be no assurance that we will be able to identify and appoint an additional independent director to the Board. If we have not met the minimum bid price requirement at the expiration of all grace periods, or if we otherwise fail to satisfy the applicable NASDAQ listing requirements, our stock could be delisted from the NASDAQ market. Any such delisting would have a material adverse effect on our stock and would severely restrict our ability to raise additional capital.

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

COMPETING DATA STORAGE TECHNOLOGIES MAY EMERGE AS A STANDARD FOR DATA STORAGE SOLUTIONS, WHICH COULD CAUSE GROWTH IN THE NAS MARKET NOT TO MEET OUR EXPECTATIONS AND CAUSE OUR FINANCIAL PERFORMANCE TO SUFFER.

The market for data storage is rapidly evolving. There are other storage technologies in use, including storage area network technology, which provide an alternative to network attached storage. We are not able to predict how the data storage market will evolve. For example, it is not clear whether usage of a number of different solutions will grow and co-exist in the marketplace or whether one or a small number of solutions will be dominant and displace the others. It is also not clear whether network attached storage technology will emerge as a dominant or even prevalent solution. Whether NAS becomes an accepted standard will be due to factors outside our control. If a solution other than network attached storage emerges as the standard in the data storage market, growth in the network attached storage market may not meet our expectations. In such event, our financial performance would suffer.

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

THE RECENT TERRORIST ATTACKS APPEAR TO BE HAVING AN ADVERSE EFFECT ON OUR BUSINESS.

The terrorist attacks in New York and Washington, D.C. on September 11, 2001 appear to be having an adverse effect on business, financial and general economic conditions. These effects, in turn, appear to be having an adverse effect on our business and results of operations. At this time, however, we are not able to predict the nature, extent and duration of these effects on overall economic conditions or on our business and operating results.

IF WE ARE UNABLE TO MANAGE OUR INTERNATIONAL OPERATIONS EFFECTIVELY, OUR OPERATING RESULTS COULD BE MATERIALLY ADVERSELY AFFECTED.

Net sales to our international customers, including export sales from the United States, accounted for approximately 41%, 56% and 38% of our net sales for the years ended July 31, 2000, 2001 and 2002, respectively, and approximately $9.5 million of our net sales in fiscal 2002. We have committed significant resources to our international operations. Our international operations will expose us to operational challenges that we would not otherwise face if we conducted our operations only in the United States. These include:

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

Any of these factors could have an adverse impact on our existing international operations and business or impair our ability to continue expanding into international markets. For example, our reported sales can be affected by changes in the currency rates in effect during any particular period. The effects of currency fluctuations were evident in our results of operations for the fiscal year 2001 and fiscal 2002. During these periods, the Euro and two currencies whose values are pegged to the Euro, fluctuated significantly against the U.S. dollar. As a result, we incurred foreign currency transaction losses of approximately $54,000 in fiscal 2001 and foreign currency transaction gains of $85,000 in fiscal 2002. Also, these currency fluctuations can cause us to report higher or lower sales by virtue of the translation of the subsidiary’s sales into U.S. dollars at an average rate in effect throughout the fiscal year. In addition, we have funded operating losses of our subsidiaries of approximately $5.9 million between the date of purchase and July 31, 2002, and if our subsidiaries continue to incur operating losses, our cash and liquidity would be negatively impacted.

In order to increase our international sales, we must recruit additional international distributors and resellers, and we may reduce our reliance on the existing operations of our subsidiaries in Europe. These actions will require significant management attention and financial resources. Our foreign subsidiaries in Europe have incurred significant operating losses. To the extent that we are unable to address these concerns in a timely manner, our ability to increase or even maintain international sales may be limited, and our operating results could be materially adversely affected.

BECAUSE WE DO NOT HAVE EXCLUSIVE RELATIONSHIPS WITH OUR DISTRIBUTORS FOR OUR NON-NAS PRODUCTS, THESE CUSTOMERS MAY GIVE HIGHER PRIORITY TO PRODUCTS OF COMPETITORS.

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

For fiscal 2002, no single customer accounted for more than 10% of our net sales. In previous fiscal years, however, we have relied on single customers who accounted for more than 10% of our net sales. In fiscal 2001, one customer, Storway, a European storage service provider, accounted for 12% of our net sales. In fiscal 2000, one customer accounted for approximately 7% of our net sales. In addition, three customers accounted for approximately 34% and 54% of our total net accounts receivable at July 31, 2002 and July 31, 2001, respectively. As we diversify and expand our customer base for NAS products, our future success will depend to a large extent on the timing, size and gross margins of future purchase orders, if any, from significant customers. We may receive from single site purchasers of large installations of our NAS products large volume purchases of our NAS products over relatively short periods of time. This may cause our sales to be highly concentrated and significantly dependent on one or only a few customers. If we lose a major customer, or if one of our customers significantly reduces its purchasing volume or experiences financial difficulties and is unable to or does not pay amounts owed to us, our results of operations would be adversely affected. In fiscal 2002 and 2001, we sold our non-NAS products principally to distributors. We cannot be certain that customers that have accounted for significant revenues in past periods will continue to purchase our products or fully pay for products they purchase in future periods.

OUR GROSS MARGINS OF OUR VARIOUS PRODUCT LINES HAVE FLUCTUATED SIGNIFICANTLY IN THE PAST AND MAY CONTINUE TO FLUCTUATE SIGNIFICANTLY.

Historically, our gross margins have fluctuated significantly. Our gross margins vary significantly by product line and distribution channel, and, therefore, our overall gross margin varies with the mix of products we sell. Our markets are characterized by intense competition and declining average unit selling prices over the course of the relatively short life cycles of individual products. For example, we derive a significant portion of our sales from NAS products. The market for these products is highly competitive and subject to intense pricing pressures. If we fail to increase sales of our NAS appliances, or if demand, sales or gross margins for our non-NAS products decline rapidly, we believe our overall gross margins may decline.

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

Even if we are successful in introducing new products, we may be unable to keep pace with technological changes in our markets and our products may not gain any meaningful market acceptance. The markets we serve are characterized by rapid technological change, evolving industry standards, and frequent new product introductions and enhancements that could render our products less competitive or even obsolete. As a result, our position in these markets could erode rapidly due to changes in features and functions of competing products or price reductions by our competitors. In order to avoid product obsolescence, we will have to keep pace with rapid technological developments and emerging industry standards. We may not have the financial resources to do so or otherwise be successful in doing so, and if we fail in this regard, our operating results could be harmed.

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

Complex products such as those we develop and offer may contain defects or errors, or may fail to properly interface with the products of other vendors, when first introduced or as new versions are released. Despite internal testing and testing by our customers or potential customers, we do, from time to time, and may in the future encounter these problems in our existing or future products. Any of these problems may:

•	cause delays in product introductions and shipments;

•	result in increased costs and diversion of development resources;

•	require design modifications; or

•	decrease market acceptance or customer satisfaction with these products, which could result in decreased sales and product returns.

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

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our proprietary software or technology. We believe the protection of our proprietary technology is important to our business. If we are unable to protect our intellectual property rights, our business could be materially adversely affected. We currently rely on a combination of copyright and trademark laws and trade secrets to protect our proprietary rights. In addition, we generally enter into confidentiality agreements with our employees and license agreements with end-users and control access to our source code and other intellectual property. We have applied for the registration of some, but not all, of our trademarks. We have applied for U.S. patents with respect to the design and operation of our NetFORCE product, and we anticipate that we may apply for additional patents. It is possible that no patents will be issued from our pending applications. New patent applications may not result in issued patents and may not provide us with any competitive advantages over, or may be challenged by, third parties. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries, and the enforcement of those laws, do not protect proprietary rights to as great an extent as do the laws of the United States. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products or design around any patent issued to us or other intellectual property rights of ours.

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

IF WE FAIL TO SUCCESSFULLY MANAGE OUR TRANSITION TO A FOCUS ON NAS PRODUCTS, OUR BUSINESS AND PROSPECTS WOULD BE HARMED.

We began developing NAS products in 1997. Since then, we have focused our efforts and resources on our NAS business, and we intend to continue to do so. In addition, we expect to continue to rely in part upon sales of non-NAS products to fund operating and development expenses. Net sales of our non-NAS products have been declining in amount and as a percentage of our overall net sales. If the decline in net sales of our Legacy products varies significantly from our expectations, or the decline in net sales of our non-NAS products is not substantially offset by increases in sales of our NAS products, we may not be able to generate sufficient cash flow to fund our operations or to develop our NAS business.

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

CONTROL BY OUR EXISTING SHAREHOLDERS COULD DISCOURAGE POTENTIAL ACQUISITIONS OF OUR BUSINESS THAT OTHER SHAREHOLDERS MAY CONSIDER FAVORABLE.

As of July 31, 2002, our executive officers and directors beneficially owned approximately 5,600,000 shares, or approximately 35% of the outstanding shares of common stock. Acting together, these shareholders would be able to exert substantial influence on matters requiring approval by shareholders, including the election of directors. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could in turn have an adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the market price for their shares of common stock.

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS.

This Report on Form 10-K contains “forward-looking” statements, including, without limitation, the statements under the captions “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. You can identify these statements by the use of words like “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” and variations of these words or comparable words. In addition, all of the non-historical information in this Report on Form 10-K is forward-looking. Forward-looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may and probably will differ substantially from the results that the forward-looking statements suggest for various reasons, including those discussed under “Risk Factors”. These forward-looking statements are made only as of the date of this Report on Form 10-K. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Item 2.    Properties

In September 2000, we moved into our new headquarters in Irvine, California. This facility is approximately 127,000 square feet, of which we occupy approximately 60,000 square feet. Beginning in January, 2002, we subleased on a month to month basis approximately 32,000 square feet of the building. We are attempting to sublease the remaining unused space in our building. However, no assurance can be given that we will be successful in completing such a lease.

We also lease space aggregating approximately 26,300 square feet to house operations of our subsidiaries and sales offices located outside the United States in Germany, Italy, Switzerland, Canada, China and France.

Item 3.    Legal Proceedings

On September 20, 2002, a putative class action complaint styled Albert Ree v. Alex Aydin, Alex Razmjoo, and Procom Technology, Inc. was filed in the United States District Court for the Southern District of New York, Case No. 02 CV 7613. Two weeks later, on October 4, 2002, a putative class action complaint styled Gary Squires v Alex Aydin, Alex Razmjoo, and Procom Technology, Inc. was also filed in the United States District Court for the Southern District of New York, Case No. 02 CV 7952. The allegations of the two complaints are identical. Both actions are purportedly brought on behalf of all investors who purchased our common stock from December 9, 1999 to September 20, 2000. Although both complaints have been filed with the District Court, neither has been served on us.

The complaints allege violations of Section 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934. Specifically, plaintiffs allege that we violated federal securities laws by: (1) failing to fully and timely disclose purported problems with our “alliance” with Hewlett-Packard along with the effect of such problems on our business prospects, and (2) overstating our receivables during the class period. For relief, plaintiffs seek compensatory damages and/or rescission from us as well as an award of the costs and disbursements of the suit. We believe that we have substantial and meritorious defenses to each of the claims and intend to vigorously defend the actions. However, there can be no assurance that we will prevail in defending these actions. Our defense of these actions may result in the diversion of management’s time and attention and cause us to incur potentially significant legal expenses. If we are unsuccessful in defending these actions, we may be required to pay damages in an amount that would have a material adverse effect on our results of operations and financial condition.

In December 2000, we acquired Scofima Software, S.r.l., an Italian company. One of the shareholders of Scofima Software became our Managing Director of European Sales. The consideration issued in the transaction was 480,000 shares of our common stock and we agreed, as part of the acquisition, to register the shares for resale under the Securities Act of 1933. The shares of common stock issued in the transaction were registered for resale but the former Scofima Software shareholders alleged, among other things, that delays in the registration of the shares caused them to incur substantial losses. On October 4, 2002, we entered into a settlement agreement with the former Scofima Software shareholders under which these individuals released any and all claims against us arising from the transaction in return for a payment of $970,000, of which $560,000 was paid upon execution of the agreement. The remaining balance is payable in the following installments: $180,000 by November 10, 2002; $70,000 by December 10, 2002; $75,000 by January 10, 2003; and the remaining $85,000 by February 10, 2003.

We are from time to time involved in litigation related to our ordinary operations, such as collection actions and vendor disputes. We do not believe that the resolution of any such other existing claim or lawsuit will have a materially adverse affect on our business, results of operations or financial condition.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

(1)  Our common stock is listed on the Nasdaq National Market System under the symbol “PRCM”. The approximate number of holders of record of our common stock as of September 30, 2002 was 107 and the number of beneficial owners is believed to be in excess of 6,400. Our common stock was first listed on the date of our public offering of shares on December 18, 1996.

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

(3)  The range of high and low sales prices of our common stock, as reported by the Nasdaq National Market, for each quarter of fiscal 2001 and 2002:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	High	Low	High	Low	High	Low	High	Low
Fiscal 2002	$9.20	$1.98	$3.95	$1.66	$3.20	$1.30	$1.40	$0.34
Fiscal 2001	$50.00	$21.06	$26.44	$11.25	$20.38	$5.20	$13.50	$6.75

Item 6.    Selected Financial Data

Financial Highlights

	Year Ended July 31,
	1998(1)	1999(1)	2000	2001(2)	2002(2)
Statements of Operations Data:
(in ‘000s except per share data)
Net sales	$111,886	$101,290	$63,210	$41,882	$25,030
Cost of sales	75,527	73,003	46,189	26,625	16,326

Gross profit	36,359	28,287	17,021	15,257	8,704
Selling, general and administrative	22,257	26,314	21,930	21,235	28,500
Research and development	4,788	5,502	7,187	6,403	6,381
In-process research and development	1,693	—	—	4,262	—
Impairment and restructuring charge	—	1,626	—	—	—
Asset impairment	—	—	—	—	2,417

Total operating expenses	28,738	33,442	29,117	31,900	37,298

Operating income (loss)	7,621	(5,155)	(12,096)	(16,643)	(28,594)
Interest income (expense), net	1,229	1,222	1,048	(907)	(930)

Income (loss) before income taxes	8,850	(3,933)	(11,048)	(17,550)	(29,524)
Provision (benefit) for income taxes	3,474	(1,058)	(3,064)	1,800	(5,164)

Net income (loss)	$5,376	$(2,875)	$(7,984)	$(19,350)	$(24,360)

Net income (loss) per share:
Basic	$0.48	$(0.26)	$(0.70)	$(1.54)	$(1.52)

Diluted	$0.48	$(0.26)	$(0.70)	$(1.54)	$(1.52)

Weighted average number of shares
Basic	11,114	11,241	11,351	12,533	16,018

Diluted	11,252	11,241	11,351	12,533	16,018

Consolidated Balance Sheet Data (in ‘000s):
Cash, cash equivalents and short-term marketable securities	$23,362	$22,433	$15,515	$25,419	$10,845
Working capital	32,873	31,245	10,604	27,042	16,596
Total assets	54,439	57,088	52,796	65,227	42,009
Loan payable	—	7,500	10,750	—	—
Long-term debt	—	—	—	—	8,477
Convertible debenture	—	—	—	9,726	—
Total shareholders’ equity	$36,732	$34,286	$27,556	$47,067	$23,291

(1)
In fiscal 1998, we acquired the assets of Invincible Technology Acquisition Corporation (“ITC”), and incurred a $1.7 million in-process research and development charge. In fiscal 1999, we restructured the operations of ITC and incurred an impairment and restructuring charge of $1.6 million.

(2)
In fiscal 2001, we acquired the stock of Scofima Software, S.r.l. (“Scofima”), and incurred a $4.3 million in-process research and development charge. In fiscal 2002, we incurred an asset impairment charge of approximately $2.4 million relating to the intangible assets acquired in the Scofima acquisition, as well as other intangible assets of our U.S. and European subsidiaries.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes set forth under “Item 8. Financial Statements and Supplementary Data” and the Risk Factors set forth in “Item 1. Business.”

We develop, manufacture and market NAS appliances and other storage devices for a wide range of computer networks and operating systems. Our NAS appliances, which consist of our DataFORCE and NetFORCE product lines, provide end-users with faster access to data at a lower overall cost than other storage alternatives. We refer to these products collectively as our NAS appliances. In addition, we sell disk drive storage upgrade systems, CD/DVD-ROM servers and arrays and tape backup products, which we refer to collectively as our Legacy products. Over the last five years, we have significantly increased our focus on the development and sale of NAS appliances. We continue to develop more advanced NAS appliances and expect this business to be our principal business in the future.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an ongoing basis, our estimates and judgments, including those related to sales returns, bad debts, excess inventory, goodwill and intangible assets, restructuring accruals, income taxes, and contingencies. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

We believe the accounting policies described below, among others, are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations:

•	revenue recognition and allowances;

•	valuation of accounts receivable;

•	valuation of inventory;

•	valuation of goodwill and other intangible assets; and

•	valuation of deferred tax assets.

Revenue recognition and allowances

Our NAS products include an operating system that is integral to the overall product and its functionality. We recognize revenue for our NAS products in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Software Revenue Recognition with Respect to Certain Arrangements.” We recognize revenue for our NAS products when:

Persuasive Evidence of an Arrangement Exists.    It is our customary practice to have a purchase order prior to recognizing revenue on an arrangement.

Delivery Has Occurred.    Our product is physically delivered to our customers, generally with standard transfer terms of FOB shipping point. The core operating system software that the customer purchases is pre-installed and tested at our facility prior to shipment and does not require significant production, modification, or customization at the customers site; as such, the system is functional according to our specifications at the time of shipment.

The Price Is Fixed or Determinable.    Arrangements with extended payment terms are not considered to be fixed or determinable. Revenue from such arrangements is recognized as the fees become due and payable.

Collection Is Probable.    Probability of collection is assessed on a customer-by-customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon our review process, revenue is recognized when realized.

We recognize revenue on multiple element arrangements using the residual method. Under the residual method, revenue is recognized when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. At the outset of the arrangement with the customer, we defer revenue for the fair value of the undelivered elements such as consulting services and product support and upgrades, and recognize the revenue for the remainder of the arrangement fee attributable to the elements initially delivered when the basic criteria in SOP 97-2 have been met. Revenue from consulting services is recognized as the related services are performed. Revenue from support and upgrade contracts is recognized as revenue ratably over the term of the support period of one to three years.

Revenue from sales of our non NAS products is recognized in accordance with Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements.” The revenue recognition criteria of SAB 101 are consistent with the NAS policies described above.

We record reductions to revenue for estimated sales returns at the time of shipment. Some of our agreements with distributors allow limited product return, stock balancing and price protection privileges. We maintain reserves, adjusted at each reporting period, to estimate anticipated returns, including stock balancing and price protection claims, relating to each reporting period. The reserves are based on historical rates of sales and returns, including stock balancing and price protection claims, and the level of our product held by our distribution customers in their inventory. If we were to experience a significant unexpected increase in product sales returns, our sales return allowance may not be adequate and incremental sales reserves would be required. To the extent management cannot make reliable estimates of future product returns, revenue will be deferred until it is actually realized.

Our product evaluation program enables the customer to receive NAS appliances on a trial basis and return the NAS appliances within a specified period, generally 30-60 days. The period may be extended if the customer needs additional time to evaluate the product within the customer’s particular operating environment. The value of evaluation units at customer sites at a financial reporting date is included in inventory as finished goods. At July 31, 2002 and 2001, inventory related to evaluation units was $1.0 million and $1.2 million, net of valuation allowances respectively. Revenue is not recorded for evaluation units until the customer has purchased the products.

Valuation of accounts receivable

We also maintain a separate allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We analyze accounts receivable and historical bad debts, customer concentrations, customer solvency, current economic and geographic trends, and changes in customer payment terms and practices when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

Valuation of inventory

We write-down the value of our inventory, including our estimated excess and obsolete inventory, to the estimated net reliable value based upon assumptions about future demand and market conditions. Although we strive to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and commitments, and our reported results. If actual market conditions are less favorable than those projected, additional write-downs against earnings may be required.

Valuation of goodwill and other intangible assets

We periodically evaluate our goodwill and other intangible assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets include goodwill, purchased technology, acquired workforce and developer relationships. Factors we consider important that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, or significant negative industry or economic trends. If these criteria indicate that the value of the intangible asset may be impaired, an evaluation of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this evaluation indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows related to the intangible asset, the net carrying value of the related intangible asset will be reduced to fair value, and the remaining amortization period may be adjusted. During fiscal 2002, we determined that the value of the goodwill, acquired workforce and developer relationships was impaired at our European subsidiaries. We based the determination on the continued losses incurred at those subsidiaries, and our estimates of the future difficulties that a return to profitability would entail and the resources that would be required to effect that return to profitability. In addition, we determined that our strategy to improve and implement betterments in technologies we had acquired and had licensed would be changed to conserve our existing cash resources. After making these determinations, we recorded an impairment charge of approximately $2.4 million in the fourth quarter of fiscal 2002.

Valuation of deferred tax assets

We record income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income.

The determination of our tax provision is subject to judgments and estimates due to the changing nature of tax laws. Prior to the current fiscal year, we had assumed that we would not fully utilize our existing deferred tax assets, and so we had established a full valuation allowance against those assets. Because the U.S. Congress passed, and the President signed, a law allowing further utilization of net operating losses, we were able to carry back our deferred net operating losses. The remaining deferred tax assets are still currently impaired and an offsetting valuation allowance has been recorded due to the uncertainty regarding their realizability. Should we return to profitability or should additional legislation allow for the utilization of the deferred tax assets, our estimates of the value of our deferred tax assets may be changed.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment (or more frequently if indicators of impairment arise). In fiscal 2002, we determined that all of our existing goodwill and other intangible assets were impaired, and we recorded an impairment charge of approximately $2.4 million. Accordingly, upon adoption of SFAS No. 142 on August 1, 2002, we will not have any net goodwill or other intangible assets, and therefore, the adoption of the statement will not have a material impact on our financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of.” Adoption of SFAS No. 144 is required for our fiscal year beginning August 1, 2002. We are currently evaluating the potential impact of adoption of SFAS No. 144 on our financial position and results of operations and have not yet determined the impact of adopting this statement.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”

SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be initially measured at fair value and recognized when the liability is incurred. In periods subsequent to initial measurement, changes to the liability are measured using the credit-adjusted risk-free rate that was used in the initial measurement of the liability recorded. The cumulative effect of a change resulting from revisions to either the timing or the amount of estimated cash flows is recognized as an adjustment to the liability in the period of the change and charged to the same line items in the statement of operations used when the related costs were initially recognized. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan.

The provisions of SFAS No. 146 are required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We believe SFAS No. 146 may affect the timing of recognizing future restructuring costs, as well as the amounts recognized, depending on the nature of the exit or disposal activity. We are currently evaluating the potential impact of the adoption of SFAS No. 146 upon our business, consolidated financial position, results of operations and cash flow.

Results of Operations

The following table sets forth consolidated statement of operations data as a percentage of net sales for each of the periods indicated:
	Year Ended July 31,
	2000	2001	2002
STATEMENT OF OPERATIONS
Net sales	100.0%	100.0%	100.0%
Cost of sales	73.1	63.6	65.2

Gross profit	26.9	36.4	34.8
Operating expenses:
Selling, general and administrative	34.7	50.7	113.8
Research and development	11.4	15.3	25.5
In-process research and development	—	10.2	—
Asset impairment	—	—	9.7

Total operating expenses	46.1	76.2	149.0

Operating loss	(19.2)	(39.8)	(114.2)

Interest income (expense), net	1.7	(2.2)	(3.8)

Loss before income taxes	(17.5)	(42.0)	(118.0)
Provision (benefit) for income taxes	(4.8)	4.3	(20.6)

Net loss	(12.7)%	(46.3)%	(97.4)%

Fiscal 2002 Compared to Fiscal 2001

Net sales decreased by 40.2% to $25.0 million in fiscal 2002, from $41.9 million in fiscal 2001. This decrease was due primarily to a decline in product sales in international markets for our NAS and Legacy products, a drop in domestic product sales of our Legacy products and sales in fiscal 2001 of $5.2 million to a European storage service provider that were not repeated in fiscal 2002. This decrease was partially offset by a 51.2% increase in domestic NetFORCE product sales in fiscal 2002.

Net sales of our NAS products decreased 29.9% to $19.9 million in fiscal 2002, from $28.4 million in fiscal 2001. Excluding sales of $5.2 million to a European storage service provider in fiscal 2001 that were not repeated in fiscal 2002, NAS sales decreased $3.3 million, or 14.2%. This decrease was due primarily to a decline in international NAS product sales partially offset by an 17.8% increase in domestic NAS sales, consisting of a 51.2% increase in NetFORCE sales partially offset by a 51.4% decrease in DataFORCE sales. Domestic non-OEM NetFORCE sales increased approximately 101.0% in fiscal 2002 over fiscal 2001. As a percentage of total net sales, NAS product sales increased to 79.5% in fiscal 2002 from 68.5% in fiscal 2001.

International sales were $9.5 million, or 37.9% of our net sales, for fiscal 2002 compared to $23.3 million, or 55.7% of our net sales, in fiscal 2001. The decrease was due primarily to lower overall sales of NAS and Legacy products to international customers, primarily in Europe, and sales in fiscal 2001 to a European storage service provider discussed above. Product sales in the Pacific Rim in fiscal 2002 were comparable to 2001. As a percentage of total net sales, international sales decreased in fiscal 2002 over fiscal 2001 due primarily to lower sales of our NAS products to customers in Europe. There can be no assurance that our revenues of our NAS products will continue to increase in any particular quarter or period, or that any specific customers will continue to purchase our products in such period.

Gross profit decreased to $8.7 million in fiscal 2002 from $15.3 million in fiscal 2001. Gross margin decreased to 34.8% of net sales for the year ended July 31, 2002, from 36.4% for the comparable period in fiscal 2001. The decrease in gross margin was primarily the result of additional inventory reserves recorded in the fourth quarter of fiscal 2002. We expect that gross margins may be impacted by continuing reductions in sales of some of our higher margin non-NAS product lines, such as CD servers and arrays.

Selling, general and administrative expenses increased 34.2% to $28.5 million in fiscal 2002, from $21.2 million in fiscal 2001, and increased as a percentage of net sales to 113.9% from 50.7%. In fiscal 2002, we increased our allowance for doubtful accounts by $7.1 million to reflect the uncollectibility of certain accounts receivable primarily in Europe and Asia, compared to an increase in our allowance for doubtful accounts of $3.7 million in fiscal 2001. In addition, in the fourth quarter of 2002, we recorded a $1.9 million charge for the present value of severance obligations to former executives (see Note 7 to the consolidated financial statements) and a $1.0 million charge relating to the settlement agreement with the former shareholders of Scofima Software (see Note 16 to the consolidated financial statements). Excluding these charges, selling, general and administrative expenses for fiscal 2002 were approximately $18.7 million compared to $17.9 million (excluding a $3.7 million increase in allowance for doubtful accounts receivable fiscal 2001), a 4.5% increase over fiscal 2001. We expect overall selling, general and administrative expenses in the next fiscal year to decrease as a result of our reductions in headcount and cost saving initiatives undertaken in fiscal 2002 and the first quarter of fiscal 2003.

The dollar increase in selling, general and administrative expenses aside from the items discussed above was primarily the result of additional sales salaries and commissions in support of NAS sales, increased general administrative expenses of our Italian and Swiss subsidiaries, offset by a decline in general administrative costs of our German subsidiary and an increase in net currency translation gains, as the Euro and Swiss Franc strengthened against the U.S. dollar in fiscal 2002 compared to fiscal 2001. In addition, we incurred reduced advertising and marketing costs, offset somewhat by increased legal fees and increases in the cost of personnel necessary to support our NAS sales and marketing efforts.

Research and development expenses in fiscal 2002 remained consistent with those for fiscal 2001 and increased to 25.5% of net sales, compared to 15.3% of net sales, in fiscal 2001. In fiscal 2002, we shifted to using our own employees for programming instead of outside programmers and consultants. We expect overall research and development expenses to decrease in the next fiscal year as a result of our reductions in headcount and cost savings initiatives undertaken in fiscal 2002 and the first quarter of fiscal 2003.

In the fourth quarter of fiscal 2002, as a result of our change in business strategy, we recorded impairment losses of $2.4 million, consisting primarily of $1.9 million in goodwill, other intangibles and $0.5 million in prepaid license fees (see Note 13 to the consolidated financial statements).

Interest income decreased 30.7% to $0.6 million in fiscal 2002, from $0.8 million in fiscal 2001. This decrease is due primarily to a rapid decline in interest rates along with a decrease in our average investable cash position, which we had historically invested in investment-grade commercial paper with maturities of less than 90 days, during fiscal 2001.

Interest expense decreased to $1.5 million in fiscal 2002 from $1.7 million in fiscal 2001. The decrease is attributable primarily to the lower interest expense we incurred on our mortgage note in fiscal 2002, while prior year interest expense included costs related to our $15.0 million 6% convertible debenture, borrowings under our CIT term loan agreement and amortization of prepaid loan costs.

In fiscal 2002, we recorded a $5.2 million income tax benefit relating to recent changes in tax laws. These changes allowed us to carry back deferred net operating losses, generated in fiscal 2001 and 2002, five years, as opposed to the two years allowed under the tax law previously in effect. Except for the tax refunds, we have recorded no benefit from our current period losses. We have recorded a valuation allowance equal to the net deferred tax asset as we believe it is more likely than not that we will not realize the benefit of the net deferred tax asset existing at July 31, 2002 because of our continued operating losses and uncertainty as to our ability to successfully transition to and grow NAS appliance product sales.

Fiscal 2001 Compared to Fiscal 2000

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

Interest expense increased to $1.7 million for the year ended July 31, 2001 compared to the comparable period in fiscal 2000. The increase is attributable to the issuance of a $15.0 million 6% convertible debenture, borrowings under our CIT term loan agreement and amortization of prepaid loan costs, which included a write-off of $0.3 million in debt issuance costs associated with the $5.0 million convertible debenture repayment. In addition, in the first quarter of fiscal 2001 our new corporate headquarters was placed into service and we began to incur interest expense on the amount we have financed for our building. Previously, interest expense of approximately $142,000 had been capitalized as part of the development cost of our headquarters.

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

Liquidity and Capital Resources

As of July 31, 2002, we had cash and cash equivalents totaling $10.8 million.

Net cash used in operating activities was $13.3 million in fiscal 2002 and $17.2 million in fiscal 2001 and $4.4 million in fiscal 2000. Net cash used in operating activities in fiscal 2002 relates primarily to our net loss, decrease in our accounts payable, and an increase in inventories. These uses of cash were slightly offset by a decrease in our net accounts receivable of approximately $7.1 million and an increase in accrued expenses. Net cash used in operating activities in fiscal 2001 relates primarily to our net loss, increases in our accounts receivable offset by an increase in reserves of $3.7 million and a decrease in accounts payable.

Net cash used in investing activities was $0.2 million in fiscal 2002, and $3.0 million in fiscal 2001. Net cash used in investing activities in fiscal 2002 was the result of expenditures of $0.2 million in miscellaneous purchases of property and equipment. Net cash used in investing activities in fiscal 2001 was the result of expenditures of $1.5 million to complete our corporate headquarters and purchases of $1.3 million of other property and equipment.

Net cash used in financing activities was $1.5 million in fiscal 2002 compared to net cash provided by financing activities of $30.2 million in fiscal 2001. Net cash used in financing activities in fiscal 2002 resulted primarily from the borrowing of long term debt of $8.8 million offset by the repayment of the convertible debenture of $10.0 million and repayments under our flooring line. Net cash provided by financing activities in fiscal 2001 resulted primarily from the sale of 3,800,000 shares of our common stock, the issuance of a $15.0 million convertible debenture, and approximately $1.1 million in stock option exercises and employee stock purchases, reduced by the repayment of approximately $10.8 million in loans previously secured by our commercial paper portfolio and $5.0 million in convertible debentures.

Our long-term debt consists of $8.75 million borrowed under a financing arrangement secured by our corporate headquarters. The principal amount outstanding bears interest at prime plus 1.0% per annum, but not less than 7.0% per annum. Under certain conditions, we have the right to request that portions of the principal amount outstanding under the note shall bear interest at a LIBOR based rate, but not less than 7.0%. As of July 31, 2002, the interest rate on the loan was 7.0%. Principal payments of $14,400 plus accrued interest are due monthly with the remaining principal balance and unpaid interest due at the maturity date of January 1, 2007. Up to an additional $1.0 million may be borrowed under this financing arrangement to cover leasing costs and tenant improvements on the vacant, unimproved space within the corporate headquarters upon finding a qualified tenant. At July 31, 2002, the outstanding principal balance of the loan totaled $8.6 million. Under the terms of the financing agreement, the lender may immediately accelerate all amounts disbursed under the financing agreement and terminate any further obligation of the lender to disburse additional amounts under the financing arrangement if there exists any event or condition that the lender in good faith believes impairs (or is substantially likely to impair) the prospect of payment or performance by us of our obligations under the applicable loan documents.

On October 10, 2000, we entered into a three-year working capital line of credit with CIT Business Credit (“CIT”). The working capital line of credit provides for advances, on a revolving basis, for a period of three years, with the amount of such advances based on a specified percentage of our eligible accounts receivable and inventories (approximately $1.8 million at July 31, 2002), up to a limit of $5.0 million or the line will be terminated. Amounts outstanding under the working capital line bear interest at the lender’s prime rate plus .25%. At July 31, 2002, no amounts were outstanding under the working capital line of credit. The line of credit accrues various monthly maintenance, minimum usage and early termination fees. The line of credit is collateralized by certain of our assets. The line of credit requires certain financial and other covenants, including the maintenance of a minimum EBITDA requirement for rolling twelve month periods ending on each fiscal quarter. For the twelve months ended July 31, 2002, we were not in compliance with the minimum EBITDA requirement. The lender has not waived our non-compliance with this covenant for this period and we are not able to borrow under the line.

We have a flooring line of credit with IBM Credit, which at July 31, 2002, had committed to make $2.0 million in flooring inventory commitments available to us. In September 2002, IBM Credit notified us that our credit line was being reduced to $0.5 million, effective immediately. In addition, prior to November 18, 2002, we are required to provide IBM Credit with an irrevocable letter of credit totaling $0.5 million. At July 31, 2002, we owed $251,000 under the flooring line. The flooring line is collateralized by the specific inventory purchased using the flooring line. CIT and IBM Credit have entered into an inter-creditor agreement which determines the level of priority of either lender’s security interest. The flooring line requires the maintenance of a minimum net worth of $16.0 million, and we were in compliance with this covenant at July 31, 2002. The flooring line also requires us not to be in default of any covenants in the CIT agreement. IBM Credit has waived compliance with that requirement at July 31, 2002, but has notified us of the changes to our relationship as noted above.

In addition to the line of credit, our foreign subsidiaries in Germany, Italy and Switzerland have lines of credit with banks in their respective countries that are utilized primarily for overdraft and short-term cash needs. At July 31, 2002, the amount outstanding under these lines was $46,000.

The Job Creation and Worker’s Assistance Act of 2002, which became effective in February 2002, permits us to carry back certain of our previously recorded losses for five years instead of only two years. We previously had not believed we would be able to recover a tax benefit related to prior year losses. As a result of the legislation, in April 2002, we filed amended tax returns for prior year losses, and in June 2002, received a tax refund of $2.9 million. In addition, in August 2002, we received approximately $2.1 million in additional tax refunds for our fiscal 2002 tax return, as a result of carrying back fiscal 2002 operating losses to previous periods. We anticipate receiving an additional refund of approximately $0.2 million. We have recorded a tax benefit in the current fiscal year of $5.2 million.

As of July 31, 2002, we had the following contractual cash obligations:

	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Contractual Cash Obligations:
Long-Term Debt	$8,649,000	$172,000	$345,000	$8,132,000	$—
Operating Leases	876,000	401,000	311,000	96,000	68,000
Scofima Settlement	970,000	970,000	—	—	—
Executive Severance	2,073,000	732,000	1,341,000	—	—

Total	$12,568,000	$2,275,000	$1,997,000	$8,228,000	$68,000

We have incurred substantial losses during the last three fiscal years and have limited resources to continue to fund cash operating losses and other contractual obligations. To address our continued losses, we have reduced our headcount, both domestically and internationally, from 211 employees at July 31, 2001 to 135 employees at July 31, 2002, and have further reduced headcount by an additional 37 employees in the first quarter of fiscal 2003, which we believe will significantly reduce cash used in operations. Based on these and other cost saving measures, we believe that we have cash and other resources, including our income tax refunds for fiscal 2001 and 2002 of $5.2 million ($2.9 million received in the fourth quarter of fiscal 2002, $2.2 million received in the first quarter of fiscal 2003 and the remainder of $0.2 million expected in the second quarter of fiscal 2003), sufficient to meet our anticipated cash requirements for the next twelve months. If additional working capital is needed, we will consider the sale or refinancing of our headquarters to meet our cash requirements. We cannot be certain, however, that our cost saving measures will reduce our cash used in operations to allow us to continue to fund the operating losses, contractual commitments and other working capital requirements through the next twelve months. Additionally, we cannot assure you that our lender will not accelerate all amounts outstanding under the financing arrangement. We cannot be certain that we would be able to sell or refinance our building, if necessary, or otherwise obtain any additional financing, on favorable or any terms.

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

We invest in high-credit quality issuers and, by policy, we limit the amount of credit exposure to any one issuer. As stated in our policy, we ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to reductions in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to help ensure reasonable portfolio liquidity.

Since October 31, 2000, we have entered into a line of credit and term loan agreements pursuant to which amounts outstanding bear interest at the lender’s prime rate plus up to .50%. Accordingly, if we were to borrow funds under such agreements, we expect that we will experience interest rate risk on our debt.

In December 2001, we borrowed $8.75 million under a financing arrangement. The principal amount outstanding bears interest at prime plus 1.0%, although at a minimum of 7.0%. Accordingly, if the prime rate were to fluctuate above 6.0%, we would experience interest rate risk on our debt.

Foreign Currency Exchange Rate Risk

We transact business in various foreign countries, but we only have significant assets deployed outside the United States in Europe. We have effected inter-company advances and sold goods to our German subsidiary, as well as our subsidiaries in Italy and Switzerland, denominated in U.S. dollars, and those amounts are subject to currency fluctuation and require constant revaluation on our financial statements. In fiscal 2002 and 2001, we incurred a net foreign currency transaction gain of $85,000 and a loss of $54,000 respectively, which are included in our selling, general and administrative expenses. We do not operate a hedging program to mitigate the effect of a significant rapid change in the value of the Euro or the Swiss franc compared to the U.S. dollar. If such a change did occur, we would incur a currency exchange gain or loss in the amount of the change in the U.S. dollar denominated balance of the amounts outstanding at the time of such change. Our net sales can also be affected by a change in the exchange rate because we translate sales of our subsidiaries at the average rate in effect during a financial reporting period. At July 31, 2002, approximately $10.5 million in current inter-company advances and accounts receivable from our foreign subsidiaries were outstanding. We cannot assure you that we will not sustain a significant loss if a rapid or unpredicted change in value of the Euro or related European currencies should occur. We cannot assure you that such a loss would not have an adverse material effect on our results of operations or financial condition.

Item 8.    Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors of Procom Technology, Inc.:

We have audited the accompanying consolidated balance sheets of Procom Technology, Inc. and subsidiaries as of July 31, 2001 and 2002, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss and cash flows for each of the years in the three-year period ended July 31, 2002. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as of and for each of the years in the three-year period ended July 31, 2002. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Procom Technology, Inc. and subsidiaries as of July 31, 2001 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Orange County, California
October 29, 2002

PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31,
	2001	2002
ASSETS
Current assets:
Cash and cash equivalents	$25,419,000	$10,845,000
Accounts receivable, less allowance for doubtful accounts and sales returns of $6,412,000 and $8,090,000, respectively	11,979,000	4,845,000
Inventories	6,292,000	6,764,000
Income taxes receivable	18,000	2,282,000
Prepaid expenses	1,184,000	542,000
Other current assets	310,000	346,000

Total current assets	45,202,000	25,624,000
Property and equipment, net	17,766,000	16,357,000
Goodwill and other intangibles, net	2,247,000	—
Other assets	12,000	28,000

Total assets	$65,227,000	$42,009,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$8,000	$46,000
Flooring line obligation	531,000	251,000
Current portion of long-term debt	—	172,000
Accounts payable	4,151,000	2,837,000
Accrued compensation	1,194,000	752,000
Current portion of payable to related parties	—	1,632,000
Accrued expenses and other current liabilities	2,052,000	2,734,000
Deferred service revenues	447,000	548,000
Income taxes payable	51,000	56,000
Convertible debenture	9,726,000	—

Total current liabilities	18,160,000	9,028,000
Long-term debt, net of current portion	—	8,477,000
Payable to related parties, net of current portion	—	1,213,000

Total liabilities	18,160,000	18,718,000

Commitments, contingencies and subsequent events

Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares Authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 65,000,000 shares authorized, 15,993,564 and 16,084,708 shares issued and outstanding, respectively	160,000	161,000
Additional paid-in capital	58,575,000	58,696,000
Accumulated deficit	(11,343,000)	(35,703,000)
Accumulated other comprehensive income (loss)	(325,000)	137,000

Total shareholders’ equity	47,067,000	23,291,000

Total liabilities and shareholders’ equity	$65,227,000	$42,009,000

See accompanying notes to consolidated financial statements.

PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended July 31,
	2000	2001	2002
Net sales	$63,210,000	$41,882,000	$25,030,000
Cost of sales	46,189,000	26,625,000	16,326,000

Gross profit	17,021,000	15,257,000	8,704,000
Selling, general and administrative	21,930,000	21,235,000	28,500,000
Research and development	7,187,000	6,403,000	6,381,000
In-process research and development	—	4,262,000	—
Asset impairment	—	—	2,417,000

Total operating expenses	29,117,000	31,900,000	37,298,000

Operating loss	(12,096,000)	(16,643,000)	(28,594,000)
Interest income	1,055,000	809,000	560,000
Interest expense	(7,000)	(1,716,000)	(1,490,000)

Loss before income taxes	(11,048,000)	(17,550,000)	(29,524,000)
Provision (benefit) for income taxes	(3,064,000)	1,800,000	(5,164,000)

Net loss	$(7,984,000)	$(19,350,000)	$(24,360,000)

Net loss per common share:
Basic and diluted	$(0.70)	$(1.54)	$(1.52)

Weighted average number of common shares:
Basic and diluted	11,351,000	12,533,000	16,018,000

See accompanying notes to consolidated financial statements.

PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
BALANCE AT JULY 31, 1999	11,227,041	$112,000	$18,198,000	$15,991,000	$(15,000)	$34,286,000

Comprehensive loss:
Net loss	—	—	—	(7,984,000)	—	(7,984,000)
Foreign currency translation adjustment	—	—	—	—	(236,000)	(236,000)

Comprehensive loss						(8,220,000)
Compensatory stock options	—	—	62,000	—	—	62,000
Exercise of employee stock options	278,587	3,000	1,112,000	—	—	1,115,000
Issuance of stock to employees	25,729	—	313,000	—	—	313,000

BALANCE AT JULY 31, 2000	11,531,357	115,000	19,685,000	8,007,000	(251,000)	27,556,000

Comprehensive loss:
Net loss	—	—	—	(19,350,000)	—	(19,350,000)
Foreign currency translation adjustment	—	—	—	—	(74,000)	(74,000)

Comprehensive loss						(19,424,000)
Issuance of common stock through public offering, net of issuance costs of $2.7 million	3,800,000	38,000	31,453,000	—	—	31,491,000
Acquisition of business	480,000	5,000	5,755,000	—	—	5,760,000
Compensatory stock options	—	—	41,000	—	—	41,000
Exercise of employee stock options	157,401	2,000	845,000	—	—	847,000
Issuance of stock to employees	24,806	—	234,000	—	—	234,000
Issuance of stock warrant to investor	—	—	562,000	—	—	562,000

BALANCE AT JULY 31, 2001	15,993,564	160,000	58,575,000	(11,343,000)	(325,000)	47,067,000

Comprehensive loss:
Net loss	—	—	—	(24,360,000)	—	(24,360,000)
Foreign currency translation adjustment	—	—	—	—	462,000	462,000

Comprehensive loss						(23,898,000)
Compensatory stock options	—	—	2,000	—	—	2,000
Exercise of employee stock options	4,500	—	23,000	—	—	23,000
Issuance of stock to employees	86,644	1,000	96,000	—	—	97,000

BALANCE AT JULY 31, 2002	16,084,708	$161,000	$58,696,000	$(35,703,000)	$137,000	$23,291,000

See accompanying notes to consolidated financial statements.

PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended July 31,
	2000	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,984,000)	$(19,350,000)	$(24,360,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	895,000	1,506,000	1,979,000
Provisions for bad debt and sales returns	6,277,000	7,715,000	8,065,000
Amortization of debt issuance costs related to stock warrant	—	288,000	274,000
Compensatory stock options	62,000	41,000	2,000
Acquired in-process research and development	—	4,262,000	—
Asset impairment	—	—	2,417,000
Deferred income taxes	—	1,833,000	—
Changes in operating accounts:
Accounts receivable	(4,328,000)	(12,984,000)	(931,000)
Inventories	1,543,000	2,138,000	(472,000)
Income taxes receivable and deferred income taxes	160,000	2,681,000	(2,264,000)
Prepaid expenses	143,000	(812,000)	142,000
Other current assets	(10,000)	(14,000)	(36,000)
Other assets	(17,000)	61,000	(16,000)
Accounts payable	(413,000)	(4,847,000)	(1,314,000)
Accrued expenses and other liabilities	(325,000)	215,000	682,000
Accrued compensation	1,000	(19,000)	(442,000)
Payable to related parties	—	—	2,845,000
Deferred service revenues	(413,000)	16,000	101,000
Income taxes payable	(18,000)	51,000	5,000

Net cash used in operating activities	(4,427,000)	(17,219,000)	(13,323,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,289,000)	(2,793,000)	(240,000)
Redemption of short-term marketable securities	9,008,000	—	—
Cash used in acquisitions, net of cash acquired	—	(250,000)	—

Net cash provided by (used in) investing activities	1,719,000	(3,043,000)	(240,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	3,250,000	—	8,750,000
Repayment of long-term debt	—	(10,750,000)	(101,000)
Issuance of convertible debenture	—	15,000,000	—
Repayment of convertible debentures	—	(5,000,000)	(10,000,000)
Net borrowings on lines of credit	356,000	(602,000)	38,000
Flooring line obligation	—	(980,000)	(280,000)
Proceeds from issuance of common stock to employees	313,000	234,000	97,000
Proceeds from exercise of stock options	1,115,000	847,000	23,000
Net proceeds from issuance of common stock	—	31,491,000	—

Net cash provided by (used in) financing activities	5,034,000	30,240,000	(1,473,000)
Effect of exchange rate changes	(236,000)	(74,000)	462,000

Increase (decrease) in cash and cash equivalents	2,090,000	9,904,000	(14,574,000)
Cash and cash equivalents at beginning of year	13,425,000	15,515,000	25,419,000

Cash and cash equivalents at end of year	$15,515,000	$25,419,000	$10,845,000

Supplemental disclosures of cash flow information:
CASH PAID (RECEIVED) DURING THE YEAR FOR:
Interest	$7,000	$845,000	$645,000
Income taxes	$(2,754,000)	$(2,765,000)	$(2,902,000)
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Common stock warrant issued to convertible debenture investor	$—	$562,000	$—
Common stock issued for acquisition of business	$—	$5,760,000	$—

See accompanying notes to consolidated financial statements.

PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Organization

Procom Technology, Inc. (the “Company”) was incorporated in California in 1987. The Company develops, manufactures and markets network-attached storage (NAS) appliances for computer networks and operating systems. The Company also sells disk storage upgrade systems, CD/DVD-Rom servers and arrays and tape backup products.

Basis of Presentation

The consolidated financial statements include the accounts of Procom Technology, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The functional currencies of the European subsidiaries are those of their respective countries. The Company incurred net foreign currency transaction losses of approximately $213,000 and $54,000 and a transaction gain of $85,000 for the years ended July 31, 2000, 2001 and 2002, respectively. The Company did not engage in hedging activities for any of these periods. The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) 52 when translating assets and liabilities and results of operations for each period presented.

Cash and Cash Equivalents

For statement of cash flow purposes, short term marketable securities with original maturities less than 90 days are considered cash equivalents.

Financial Instruments

The Company’s financial instruments consist of cash, cash equivalents, income tax receivable and payable, trade accounts receivable and accounts payable, lines of credit, flooring line obligation, and long term debt. The fair value of these instruments, excluding long term debt, approximates their financial statement carrying amounts due to their short maturities. The fair value of the long term debt approximates its carrying value since the debt bears interest at a variable rate and changes in interest do not significantly impact the fair value of the debt.

Accounts Receivable

The allowance for doubtful accounts represents management’s estimate of the amount expected not to be collected on specific accounts and on other as yet unidentified accounts included in accounts receivable. The Company does not require collateral or other security for its sales transactions. The allowance for sales returns represents management’s estimates of anticipated sales returns relating to each reporting period.

Inventories

Inventories are valued at the lower of cost (on a first-in, first-out (FIFO) basis) or market. Allowances for obsolete inventory are based on management’s estimate of the amount considered obsolete based on specific reviews of inventory items. In estimating the allowance, management relies on its knowledge of the industry (including technological and design changes) as well as its current inventory levels. The amounts the Company will ultimately realize could differ materially from amounts estimated by management. Inventory includes product that is sent to potential customers on an evaluation basis. At July 31, 2002 and 2001, inventory related to evaluation units was $1.0 million and $1.2 million, net of valuation allowances, respectively. Revenue is not recorded for evaluation systems until the customer has purchased these products.

PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Management evaluates the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income.

Long-Lived Assets

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the respective estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or the estimated useful life of the assets.

Expenditures for major renewals and betterments are capitalized, while minor replacements, maintenance and repairs that do not extend the assets’ lives are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation are removed from the Company’s accounts and any gain or loss is included in the statement of operations. Interest of approximately $489,000, $142,000 and $0 has been capitalized during fiscal years 2000, 2001 and 2002, respectively, and included in the cost of the Company’s headquarters.

Long-lived assets, goodwill and certain identifiable intangibles are reviewed for impairment in value based upon a comparison of undiscounted future operating cash flows to the carrying value of the asset whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If this evaluation indicates that the intangible asset is not recoverable, the amount of the impairment is measured as the difference between the carrying value and the fair value of the impaired asset. During fiscal 2002, the Company determined that the value of the goodwill, acquired workforce and developer relationships was impaired at its European subsidiaries. The Company based the determination on the continued losses incurred at those subsidiaries, estimates of the future difficulties that a return to profitability would entail, and the resources that would be required to effect that return to profitability. In addition, the Company determined that its strategy to improve and implement betterments in technologies acquired and had licensed would be changed to conserve existing cash resources. After making these determinations, the Company recorded an impairment charge of approximately $2.4 million in fiscal year 2002.

Revenue recognition and allowances

The Company’s products include an operating system that is integral to the overall product and its functionality. The Company recognizes revenue for NAS products in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Software Revenue Recognition with Respect to Certain Arrangements.” The Company recognizes revenue for its NAS products when:

Persuasive Evidence of an Arrangement Exists.    It is the Company’s customary practice to have a purchase order prior to recognizing revenue on an arrangement.

PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Delivery Has Occurred.    The Company’s product is physically delivered to its customers, generally with standard transfer terms of FOB shipping point. If undelivered products or services exist that are essential to the functionality of the delivered product in an arrangement, delivery is not considered to have occurred. The core operating system software that the customer purchases is pre-installed and tested at the Company’s facility prior to shipment and does not require significant production, modification, or customization at the customers site; as such, the system is functional according to the Company’s specifications at the time of shipment.

The Price Is Fixed or Determinable.    Arrangements with extended payment terms are not considered to be fixed or determinable. Revenue from such arrangements is recognized as the fees become due and payable.

Collection Is Probable.    Probability of collection is assessed on a customer-by-customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon our review process, revenue is recognized when realized.

The Company recognizes revenue on multiple element arrangements using the residual method. Under the residual method, revenue is recognized when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. At the outset of the arrangement with the customer, the Company defers revenue for the fair value of the undelivered elements such as consulting services and product support and upgrades and recognizes the revenue for the remainder of the arrangement fee attributable to the elements initially delivered when the basic criteria in SOP 97-2 have been met. Revenue from consulting services is recognized as the related services are preformed. Revenue from support and upgrade contracts is recognized ratably over the term of the support period of one to three years.

Revenue from sales of the Company’s non NAS products is recognized in accordance with Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements.” The revenue recognition criteria of SAB 101 are consistent with the NAS policies described above.

The Company’s product evaluation program enables the customer to receive appliances on a trial basis and return the appliances within a specified period, generally 30-60 days. The period may be extended if the customer needs additional time to evaluate the product within the customer’s particular operating environment. Revenue is not recorded for evaluation systems until the customer has purchased these products.

Cost of Sales

The Company’s cost of sales consists primarily of the cost of components produced by its suppliers, such as disk drives, cabinets, power supplies, controllers and CPUs, its direct and indirect labor expenses and related overhead costs such as rent, utilities and manufacturing supplies and other expenses. In addition, cost of sales includes third party license fees, warranty expenses and allowances for excess and obsolete inventory.

Selling, General and Administrative Expenses

Selling expenses include costs directly associated with the selling process such as salaries and commissions of sales personnel, marketing, direct and cooperative advertising and travel expenses. General and administrative expenses include the Company’s general corporate expenses, such as salaries and benefits, rent, utilities, bad debt expense, legal and other professional fees and expenses, depreciation and amortization. Advertising expense was $1.4 million, $0.8 million and $0.3 million during the years ended July 31, 2000, 2001 and 2002, respectively.

PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research and Development Expenses

Research and development expenses consist of the costs associated with software and hardware development. Specifically, these costs include employee salaries and benefits, consulting fees for contract programmers, test supplies, employee training and other related expenses.

Software development costs are charged to research and development expense in the period the costs are incurred until technological feasibility is established. The Company has not capitalized any software development costs as technological feasibility is generally not established until a working model is completed at which time substantially all development is complete. All other research and development costs are expensed as incurred.

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

Concentration of Credit Risk

Three customers accounted for approximately 54% and 34% of the Company’s total net accounts receivable on July 31, 2001 and 2002, respectively. The loss of any one of the Company’s significant customers could have an adverse effect on the Company’s business.

Net Loss per Common Share

Basic earnings per share are computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period increased to include the number of additional shares that would be outstanding if dilutive potential common shares had been issued. The dilutive effect of outstanding options and warrants is reflected in diluted earnings per share by application of the treasury-stock method.

Due to the net losses in fiscal 2000, 2001 and 2002, no effect is given to the potential common stock because the effect would be antidilutive. Approximately 1,184,000, 922,000 and 381,000 shares would have been included in the computation of diluted earnings per share if a net loss had not been incurred in fiscal 2000, 2001 and 2002, respectively.

Stock Based Compensation

The Company measures stock based compensation for option grants to employees and members of the board of directors using a method which assumes that options granted at market price at the date of grant have no intrinsic value. Proforma net loss and net loss per share are presented in Note 10 of the consolidated financial statements as if the fair value method had been applied.

Stock options issued to non-employees are recorded at the fair value of the stock options at the performance commitment date.

PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impact of Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. Under SFAS No. 142, which is effective for fiscal year 2003, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment (or more frequently if indicators of impairment arise). In fiscal 2002, the Company determined that all of its existing goodwill and other intangible assets had been impaired, and the Company recorded an impairment charge of approximately $2.4 million. Accordingly, upon adoption of SFAS No. 142, the Company will not have any net goodwill or other intangible assets.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of.” Adoption of SFAS No. 144 is required for our fiscal year beginning August 1, 2002. We are currently evaluating the potential impact of adopting SFAS No. 144 on our financial position and results of operations and have not yet determined the impact of adopting this statement.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”

SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be initially measured at fair value and recognized when the liability is incurred. In periods subsequent to initial measurement, changes to the liability are measured using the credit-adjusted risk-free rate that was used in the initial measurement of the liability recorded. The cumulative effect of a change resulting from revisions to either the timing or the amount of estimated cash flows is recognized as an adjustment to the liability in the period of the change and charged to the same line items in the statement of operations used when the related costs were initially recognized. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the company’s commitment to an exit plan.

The provisions of SFAS No. 146 are required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We believe SFAS No. 146 may affect the timing of recognizing future restructuring costs, as well as the amounts recognized, depending on the nature of the exit or disposal activity.

PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Inventories

A summary of inventories is as follows:

	Year Ended July 31,
	2001	2002
Raw materials	$4,374,000	$3,087,000
Work-in-process	295,000	840,000
Finished goods	1,623,000	2,837,000

	$6,292,000	$6,764,000

3.    Property and Equipment

A summary of property and equipment is as follows:

	Year Ended July 31,
	2001	2002
Computer equipment	$3,955,000	$4,435,000
Furniture and fixtures	1,167,000	861,000
Office equipment	1,216,000	1,282,000
Vehicles	47,000	45,000
Leasehold improvements	297,000	298,000
Land	8,283,000	8,283,000
Buildings	7,715,000	7,715,000

Subtotal	22,680,000	22,919,000
Less accumulated depreciation	(4,914,000)	(6,562,000)

Total	$17,766,000	$16,357,000

Depreciation expense for fiscal 2000, 2001 and 2002 totaled $728,000, $1,166,000 and $1,499,000, respectively.

4.    Income Taxes

Loss before income taxes consisted of the following:

	Year Ended July 31,
	2000	2001	2002
Pretax loss:
United States	$(9,772,000)	$(14,032,000)	$(18,000,000)
Foreign	(1,276,000)	(3,518,000)	(11,524,000)

	$(11,048,000)	$(17,550,000)	$(29,524,000)

PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the provision (benefit) for income taxes for fiscal 2000, 2001 and 2002 are summarized as follows:

	Year Ended July 31
	2000	2001	2002
Current:
Federal	$(3,064,000)	$(69,000)	$(5,164,000)
State	—	7,000	—
Foreign	—	29,000	—

	(3,064,000)	(33,000)	(5,164,000)
Deferred:
Federal	—	1,405,000	—
State	—	428,000	—

	—	1,833,000	—

Provision (benefit) for income taxes	$(3,064,000)	$1,800,000	$(5,164,000)

The following table reconciles the federal statutory income tax rate to the effective tax rate of the provision (benefit) for income taxes.

	Year Ended July 31
	2000	2001	2002
Federal statutory income tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(2.4)%	(2.9)%	(5.8)%
Research and development tax credit	(4.7)%	(3.9)%	(2.7)%
Valuation allowance on net deferred tax assets	13.8%	39.5%	23.4%
Purchased research and development	—	8.3%	—
Other	(0.4)%	3.3%	1.6%

Effective tax rate	(27.7)%	10.3%	(17.5)%

PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities are summarized below:

	Year Ended July 31,
	2001	2002
Deferred tax assets:
Depreciation	$13,000	$319,000
Inventory reserves	1,167,000	1,674,000
Reserves for bad debts and sales returns	1,691,000	1,030,000
Deferred service revenue	128,000	203,000
Research and development tax credit	1,559,000	2,367,000
Accrued expenses	270,000	1,564,000
Net operating loss carry forwards—state	524,000	1,957,000
Net operating loss carry forwards—federal	2,117,000	2,291,000
Net operating loss carry forwards—foreign	1,974,000	5,738,000
Other	17,000	19,000

Total deferred tax assets	9,460,000	17,162,000
Deferred tax liability—state tax payments	(569,000)	(1,367,000)

Total deferred income taxes	8,891,000	15,795,000
Valuation allowance	(8,891,000)	(15,795,000)

Net deferred income taxes	$—	$—

A valuation allowance equal to the net deferred tax asset has been provided as management believes it is more likely than not that the Company will not realize the benefits of the existing net deferred tax asset at July 31, 2002. The Company claimed no benefit in the current provision for some $11,302,000 in operating losses at its foreign subsidiaries. If those subsidiaries generate taxable income in future periods, the Company may realize a tax benefit for these operating losses.

At July 31, 2002, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $7,135,000 and $23,262,000, respectively, which are available to offset future taxable income, if any, through 2022 and 2015, respectively, subject to an annual statutory limitation.

At July 31, 2002, the Company had tax credit carryforwards for federal and state income tax purpose of approximately $2,017,000 and $973,000, respectively. The federal and state carryforwards are available to offset future tax liability, if any, through 2022. Utilization of the carryforwards may be limited under Internal Revenue Code Section 382.

The Job Creation and Worker’s Assistance Act of 2002, signed by the President in February 2002, permits the Company to carry back certain of its net deferred operating losses for 5 years instead of only 2 years. The Company previously had not believed it would be able to recover a tax benefit related to its prior year losses. As a result of the legislation, in April 2002, the Company filed amended tax returns for prior year losses, and in June 2002, the Company received a tax refund of $2.9 million. In addition, in August 2002, the Company received approximately $2.1 million in additional tax refunds when the Company filed its fiscal 2002 tax return, and carried fiscal 2002 operating losses back to previous periods. The Company anticipates that it will receive an additional refund of approximately $0.2 million. The Company has recorded in the current year a tax benefit of $5.2 million.

PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Other Assets

Other assets consist of the following:

	Year Ended July 31,
	2001	2002
Goodwill and other intangibles	$2,957,000	$—
Accumulated amortization	(710,000)	—
Other assets	12,000	28,000

	$2,259,000	$28,000

Goodwill and other intangibles relate to two acquisitions completed by the Company in fiscal 1998, two acquisitions completed in fiscal 1999 and one acquisition completed in fiscal 2001. Goodwill and other intangibles had been amortized on a straight line basis over four to seven years. In fiscal 2000, 2001 and 2002, amortization of goodwill and other intangibles was $167,000, $340,000 and $480,000, respectively. At July 31, 2002, the remaining value of goodwill was determined to be impaired, and as a result, was written off.

6.    Lines of Credit, Long-Term Debt and Convertible Debenture

On July 31, 2000, the Company had established a revolving line of credit with Finova Capital Corporation. The line had been based on a percentage of the Company’s eligible accounts receivable and inventory, up to a maximum of $10,000,000. In early October 2000, the Company paid off all amounts outstanding under the Finova line of credit and replaced it with the line of credit with CIT Business Credit.

On October 10, 2000, the Company entered into a three-year working capital line of credit with The CIT Group/Business Credit (“CIT”). The working capital line of credit allows for the Company to borrow, on a revolving basis, for a period of three years, a specified percentage of its eligible accounts receivable (approximately $1.8 million at July 31, 2002), up to a limit of $5.0 million or the line will be terminated. Amounts outstanding under the working capital line bear interest at the lender’s prime rate plus .25%. At July 31, 2002, no amounts were outstanding under the working capital line of credit. The line of credit accrues various monthly maintenance, minimum usage and early termination fees. The line of credit is collateralized by certain assets of the Company. The line of credit requires certain financial and other covenants, including the maintenance of a minimum EBITDA requirement for rolling 12-month periods ending on each fiscal quarter. For the twelve month period ended on July 31, 2002, the Company was not in compliance with the minimum EBITDA requirement. The lender has not waived the Company’s non-compliance with this covenant for this period and the Company cannot borrow under the line.

On October 31, 2000, the Company issued a $15.0 million convertible unsecured debenture to a private investor. The debenture carried interest at 6.0% per annum, and was repayable in full on October 31, 2003, unless otherwise converted into the common stock of the Company. In connection with the issuance of the debenture, the Company issued to the investor a 5-year warrant to purchase up to 32,916 shares of its common stock at an initial exercise price of $32.55 per share, with the number of shares for which the warrant is exercisable and the exercise price subject to antidilution adjustments. The value of the warrant of $562,000 was computed using the Black-Scholes model, with the following assumptions: Expected life—5 years, Risk free interest rate—6%, and Volatility—1.20. In the second quarter of fiscal 2002, the Company paid the investor the remaining principal amount of the debentures and expensed the remaining unamortized debt issuance and warrant costs of $274,000 to interest expense.

PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2001, the Company borrowed $8.75 million under a financing arrangement secured by the Company’s corporate headquarters. The principal amount outstanding bears interest at prime plus 1.0% per annum, but not less than 7.0% per annum. Under certain conditions, the Company has the right to request that portions of the principal amount outstanding under the note shall bear interest at a LIBOR based rate, but not less than 7.0%. As of July 31, 2002, the interest rate on the loan was 7.0%. Principal payments of $14,400 plus accrued interest are due monthly with the remaining principal balance and unpaid interest due at the maturity date of January 1, 2007. Up to an additional $1.0 million may be borrowed under this financing arrangement to cover leasing costs and tenant improvements on the vacant, unimproved space within the corporate headquarters upon finding a qualified tenant. At July 31, 2002, the outstanding principal balance of the loan totaled $8.6 million. Under the terms of the loan agreement, the lender may immediately accelerate all amounts disbursed under the loan agreement and terminate any further obligation of the lender to disburse additional amounts under the financing arrangement if there exists any event or condition that the lender in good faith believes impairs (or is substantially likely to impair) the prospect of payment or performance by the Company of its obligations under the applicable loan documents.

The Company has a flooring line with IBM Credit, which at July 31, 2002 had committed to make $2.0 million in flooring inventory commitments available to the Company. In September 2002, IBM Credit notified the Company that the credit line was being reduced to $0.5 million, effective immediately. In addition, prior to November 18, 2002, the Company is required to provide IBM Credit with an irrevocable letter of credit totaling $0.5 million. As of July 31, 2001 and July 31, 2002, the Company owed $531,000 and $251,000, respectively, under the flooring line. The flooring line is collateralized by the specific inventory purchased using the flooring line. CIT and IBM Credit have entered into an intercreditor agreement which determines the level of priority of either lender’s security interest. The flooring line requires the maintenance by the Company of a minimum net worth of $16.0 million. The Company was in compliance with the net worth covenant of the flooring line at July 31, 2002. The flooring line also requires the Company not to be in default of any covenants in the CIT agreement. IBM Credit has waived noncompliance with that covenant at July 31, 2002, but IBM Credit has notified the Company of the changes to IBM’s relationship with the Company, as discussed above.

The Company’s foreign subsidiaries in Germany, Italy and Switzerland have lines of credit with banks in their respective countries that are utilized primarily for overdraft and short-term cash needs. At July 31, 2002, the amount outstanding under these lines was $46,000.

In October 2000, the Company repaid an 18-month loan payable to an investment bank of $10.75 million. The loan, which originally matured in September 2000 but was subsequently renewed for an additional 6-month period, carried rates ranging from 6.125% to 7.4%.

7.    Commitments and Contingencies

Lease Commitments

At July 31, 2001, the Company leases facilities under non-cancelable operating leases in Germany, Italy, Canada, France and China. In addition, the Company has various operating leases for certain office equipment and vehicles.

PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At July 31, 2002, future minimum lease payments under these leases were as follows:

Operating Leases
Fiscal year ending:
2003	$401,000
2004	233,000
2005	78,000
2006	48,000
2007	48,000
Thereafter	68,000

Total minimum lease payments	$876,000

Rent expense was $1,412,000, $458,000 and $330,000 for fiscal 2000, 2001 and 2002, respectively.

Litigation

The Company is involved in routine litigation arising in the ordinary course of its business. Also, from time to time, the Company receives claims that it is infringing third parties’ intellectual property rights. The Company was notified in fiscal 2001 that its products may infringe some of the intellectual property rights of Intel. Intel has offered the Company a non-exclusive license for patents in the Intel portfolio. The Company has investigated the Intel claims, and has had negotiations with Intel. While the outcome of claim resolution or litigation cannot be predicted with certainty, the Company believes that none of the pending claims or litigation will have a material adverse effect on the Company’s financial position or results of operations.

Employment Agreements

In May 2002, the employment of three executives of the Company was terminated. Pursuant to agreements executed between the Company and the executives, one of the executives will receive monthly payments of $18,750 for 36 months following termination, one will receive monthly payments of $18,750 for 30 months following termination, and the third will receive monthly payments of $18,750 for 30 months following termination and monthly payments of $37,500 for six months after the last such $18,750 monthly payment. Each former executive will be entitled to participate in the Company’s employee benefit, health and other insurance plans for the 36 months following their termination. In the fourth quarter of fiscal 2002, the Company recorded a charge of approximately $1.9 million for the present value of the remaining unpaid severance and employee benefits which is included in payable to related parties.

8.    Retirement Plan

The Company has a defined contribution plan covering substantially all full-time employees with more than one year of service. Each participant can elect to contribute up to 15% of his or her annual compensation. While employer contributions to the plan are discretionary, during fiscal 2000, 2001 and 2002 the Company elected to make matching contributions equivalent to between 38% and 50% of the first 4% of each eligible employee’s contribution. Total expense for fiscal 2000, 2001 and 2002 was $86,000, $82,000 and $66,000, respectively.

9.    Related Party Transactions

In fiscal 2001 and 2002, the Company utilized the services of Advanced Construction Solutions, Inc. (ACS), an Orange County based real estate developer and general contractor to (a) locate a suitable facility for the Company to utilize as its corporate headquarters for approximately 18 months, (b) act as a general contractor to complete a build-out of necessary tenant improvements for the temporary facility, and (c) locate, and then

PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

negotiate the purchase of, and commence development of, a parcel of land in Irvine, California for the Company’s long-term corporate headquarters. ACS is owned 50% by a brother of Frank Alaghband, a Director of the Company. The Company also agreed to utilize ACS in the construction of the Irvine facility. The Company has expended approximately $7.7 million for construction costs through July 31, 2002. A majority of the construction costs were paid to ACS.

10.    Stock Option Plan and Employee Stock Purchase Plan

During fiscal 1996, the Company instituted the 1995 Stock Option Plan (the “1995 Plan”) for its key employees. Pursuant to the terms of the 1995 Plan, options to purchase the Company’s common stock may be granted with exercise prices equal to the fair market value of the stock on the date of grant. Options expire ten years from the date of the grant and generally vest over a period of four years.

The following table is a summary of stock option activity for the three years ended July 31, 2002:

	Year Ended July 31,
	2000		2001		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,403,449	$4.06	1,965,178	$8.43	2,220,694	$7.80
Granted	1,085,071	$11.91	735,579	$6.54	127,900	$2.88
Exercised	(278,587)	$4.00	(157,401)	$5.38	(4,500)	$5.06
Cancelled	(244,755)	$5.60	(322,662)	$9.96	(614,542)	$7.09

Outstanding at end of year	1,965,178	$8.43	2,220,694	$7.80	1,729,552	$7.69

Exercisable end of year	247,748	$4.34	528,647	$8.10	866,205	$7.66

Weighted fair value per option granted		$9.28		$5.84		$0.24

	July 31, 2002
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted-Average Remaining Years	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price
$2.50 - 3.00	58,350	7.19	$2.77	19,450	$2.50
$4.50 - 6.48	1,208,388	7.53	$5.52	595,664	$5.08
$8.50 - 16.25	462,814	7.56	$13.98	251,091	$14.17

	1,729,552	7.52	$7.69	866,205	$7.66

PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro forma information regarding net loss and net loss per share is required by SFAS 123 as if the Company had accounted for its stock options under the fair value method of SFAS 123. The fair value of the Company’s stock options was estimated using the Black-Scholes option valuation model. The fair value of the Company’s stock options granted to employees was $9.28, $5.84 and $0.24 in fiscal 2000, fiscal 2001 and fiscal 2002, respectively, and was estimated assuming no expected dividends and the following weighted average assumptions:

	Stock Option Plan Shares
	2000	2001	2002
Expected life (in years)	5.0	4.0	4.0
Risk-free interest rate	6.0%	4.63%	2.82%
Volatility	0.91	1.40	1.42

For purposes of pro forma disclosures, the estimated fair values of the options are amortized over the options’ respective vesting period. The Company’s pro forma information follows:

	2000	2001	2002
Pro forma net loss	$(8,414,000)	$(22,341,000)	$(25,604,000)
Pro forma basic and diluted net loss per share	$(.74)	$(1.78)	$(1.60)

In fiscal 1999, the Company adopted an employee stock purchase plan (“ESPP”) that operates in accordance with Section 423 of the Internal Revenue Code whereby eligible employees may, subject to certain limitations, authorize payroll deductions of up to 10% of their salary to purchase shares of the Company’s common stock at 85% of the fair market value of the stock on the first or last date of semiannual purchase periods, whichever is less. The Company has reserved 250,000 shares of common stock for issuance under the ESPP. Approximately 26,000, 25,000 and 61,000 shares were issued under the ESPP during fiscal 2000, 2001 and 2002, respectively.

11.    Revenue by Product Area and Geographic Area

Revenues by Product Families

The Company operates in one principal industry segment: the design, manufacture and marketing of enterprise-wide data storage and information access solutions. No one customer accounted for more than 10% of the Company’s net sales in fiscal 2000 and 2002. One customer accounted for approximately 12% of net sales in fiscal 2001.

	Year Ended July 31,
	2000	2001	2002
Net revenues:
Network attached storage products	$17,442,000	$28,376,000	$19,895,000
Other data storage products	45,768,000	13,506,000	5,135,000

Total net revenues	$63,210,000	$41,882,000	$25,030,000

PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Information

International sales as a percentage of net sales amounted to 41%, 56% and 38% for fiscal years 2000, 2001 and 2002, respectively. A summary of the Company’s net sales and gross profit by geographic area is as follows (in thousands):

	Year Ended July 31,
	2000	2001	2002
Net sales
United States	$37,024	$18,567	$15,554
Foreign	26,186	23,315	9,476

Total	$63,210	$41,882	$25,030

Gross profit
United States	$11,878	$5,001	$5,066
Foreign	5,143	10,256	3,638

Total	$17,021	$15,257	$8,704

Operating loss
United States	$(9,909)	$(15,993)	$(21,169)
Foreign	(2,187)	(650)	(7,425)

Total	$(12,096)	$(16,643)	$(28,594)

International sales were primarily to European and Pacific Rim customers. The Company has identifiable assets used in connection with its foreign operations of approximately $7,565,000, $8,447,000 and $3,065,000 at July 31, 2000, 2001 and 2002, respectively.

12.    Acquisitions

On December 28, 2000, the Company acquired all of the issued and outstanding capital stock of Scofima Software S.r.l., a company organized under the laws of Italy (“Scofima”), in exchange for 480,000 shares of the Company’s common stock. Pursuant to its agreement with the former shareholders of Scofima, the Company registered for resale by those shareholders the shares issued to them in the acquisition. Scofima had an option to acquire a software system designed as a caching and content distribution solution. Immediately prior to the Company’s acquisition of Scofima, Scofima exercised its option, and acquired the software system. The purpose of the software is to provide functionalities that are necessary for the content delivery market of the internet. The software had been in development for approximately 2-3 years, involving 5 programmers and system developers. The software was not complete at the date of acquisition, and was not yet determined to be technologically feasible. The Company issued 480,000 shares valued at $12 per share and incurred approximately $250,000 in acquisition costs in exchange for the outstanding shares of Scofima. Scofima had net assets of approximately $500,000 at the date of acquisition. The transaction was accounted for as a purchase of assets. The Company employed an appraiser to identify the values of the assets acquired, including, among other assets, certain in-process research and development costs. The amount of purchase price allocated to in-process research and development was determined by estimating the stage of development of the software, estimating future cash flows from projected revenues, and discounting those cash flows to present value. The discount rate applied was 25%. The incremental product sales resulting from the products incorporating the software were estimated to be $44 million over the initial four years of sales with sales growing from approximately $1.5 million in the initial year to $13.4 million in the fourth year. The appraiser concluded, and the Company has determined that approximately $4.3 million of the purchase price was related to the Company’s research and development efforts

PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that had not attained technological feasibility and for which no future alternative use was expected. The Company has expensed the value of the research and development as of the date of the acquisition of Scofima and capitalized the fair value of the other assets acquired as determined and allocated by the Company, with assistance from the appraiser, including the value of the assembled workforce of approximately $0.2 million and developer relationships valued at $0.1 million, which are being amortized over 4 years, with the remainder of $1.4 million assigned to goodwill, which is being amortized over 4 years. The following is a summary of the net fair value of the assets acquired, the liabilities assumed, and the total consideration paid for Scofima:

Net fair value of assets acquired	$6,120,000
Liabilities assumed	(110,000)
Common stock issued	(5,760,000)

Cash consideration paid, net of cash acquired	$250,000

Proforma financial information has not been provided due to the limited operations of Scofima. Revenue and net income were approximately $3,000 and $100, respectively, for the ten months ended October 31, 2000 and were approximately $6,000 and $800, respectively for the year ended December 31, 1999. Total assets were approximately $120,000 at both October 31, 2000 and December 31, 1999.

13.    Impairment Losses

At July 31, 2002, as a result of the Company’s change in business strategy, the Company decided to restructure the operating activities of its subsidiaries in Switzerland, Germany and Italy. The shift in business strategy consists of selling products primarily through value added resellers (VARs) instead of a direct sales force or reliance on the Company’s historical distributors. In addition, the Company no longer emphasizes sales of non-NAS products throughout Germany and Switzerland.

In fiscal 1999, the Company acquired all of the outstanding stock of Procom Technology, AG (Switzerland), a relatively small Swiss distributor of computer storage peripherals, in exchange for 28,500 shares of stock and $22,000 in cash. The goodwill associated with the purchase totaled approximately $168,000, which was being amortized over seven years, with approximately $80,000 in unamortized goodwill at July 31, 2002, prior to any adjustment. In addition, in fiscal 1998, the Company acquired all the outstanding shares of Megabyte Computerhandels AG (Germany), a German distributor of high-end networking solutions, in exchange for 104,144 shares of stock valued at approximately $900,000. The goodwill associated with the purchase totaled approximately $713,000, which was being amortized over seven years, with approximately $240,000 in unamortized goodwill at July 31, 2002, prior to any adjustment. The restructuring of both subsidiaries consisted of significantly reducing the direct sales force. As a result of the restructuring, the Company reviewed the long-lived assets purchased in both acquisitions. After comparing the carrying value of the assets to the estimated future undiscounted cash flows from the assets, the Company determined that the value of the goodwill and certain fixed assets were impaired. As a result, the Company wrote off the remaining goodwill and certain fixed assets of approximately $470,000.

In fiscal 1999, the Company acquired all of the outstanding stock of Procom Technology, SPA (Italy), a relatively small Italian distributor of higher-end computer storage peripherals. The goodwill associated with the purchase totaled approximately $286,000, which was being amortized over seven years, with approximately $190,000 in unamortized goodwill at July 31, 2002, prior to any adjustment. The restructuring consisted of significantly reducing the direct sales force. As a result of the restructuring, the Company reviewed the long- lived assets purchased in the acquisition. After comparing the carrying value of the assets to the estimated future

PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

undiscounted cash flows from the assets, the Company determined that the value of the goodwill may be impaired. As a result, the Company wrote off the remaining goodwill of approximately $190,000.

In December, 2000, the Company acquired all of the outstanding stock of Scofima Software S.r.l., in exchange for 480,000 shares of the Company’s common stock. As a result of the acquisition, the Company acquired a software system designed as a caching and content distribution solution. At the acquisition date, the software had been in development for approximately 2-3 years, involving 5 programmers and system developers, but had not yet determined to be technologically feasible. Approximately $1,741,000 was allocated at the time of acquisition to goodwill, assembled workforce, developer relationships and software licenses. Currently, the Company does not anticipate allocating the resources required to complete the software and incorporate it into future products. Accordingly, the carrying values of the Scofima assets exceeds the estimated future undiscounted cash flows. As a result, the Company wrote off the associated remaining goodwill and intangibles (assembled workforce, developer relationships and software licenses) totaling approximately $1,257,000.

In fiscal 2000, the Company entered into a licensing agreement with an independent software development company, acquiring source code for a file system which totaled $500,000. Although the Company had allocated software programmers to further develop the existing code, and prepare it for release with the Company’s products, the Company does not currently intend to continue to allocate the required resources to this product. As a result, the Company wrote off prepaid license fees of $500,000.

14.    Quarterly Statements of Operations (Unaudited)

	Year Ended July 31, 2001
	Q1	Q2	Q3	Q4
Net Sales	$13,264,000	$11,722,000	$8,002,000	$8,894,000
Gross Profit	$4,882,000	$4,614,000	$3,173,000	$2,588,000
Loss before Taxes	$(1,485,000)	$(5,814,000)	$(2,979,000)	$(7,272,000)
Net Loss	$(1,091,000)	$(5,868,000)	$(3,040,000)	$(9,351,000)
Basic and diluted EPS	$(0.09)	$(0.50)	$(0.25)	$(0.64)

	Year Ended July 31, 2002
	Q1	Q2	Q3	Q4(a)
Net Sales	$8,290,000	$7,797,000	$4,356,000	$4,587,000
Gross Profit	$3,896,000	$3,504,000	$1,757,000	$(453,000)
Loss before Taxes	$(5,312,000)	$(4,814,000)	$(5,607,000)	$(13,791,000)
Net Loss	$(5,312,000)	$(4,814,000)	$(1,134,000)	$(13,100,000)
Basic and diluted EPS	$(0.33)	$(0.30)	$(0.07)	$(0.82)

(a)
In the fourth quarter of fiscal 2002, the Company’s operating results included an increase in inventory reserves of $1.7 million, an increase in accounts receivable reserves of $2.2 million, a severance accrual of $1.9 million, $1.0 million charge relating to the settlement agreement with the former shareholders of Scofima Software and impairment losses of $2.4 million.

15.    NASDAQ Delisting Notice

In July 2002, the Company received a notice from NASDAQ stating that the Company did not, for a period of 30 consecutive days, meet the $1 minimum bid price per share requirement for continued listing on the

PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NASDAQ National Market. The Notice further stated that the Company had until October 21, 2002 to comply with the minimum bid price per share requirement for continued listing. On October 18, 2002, the Company applied to transfer the listing of the Company’s stock to the NASDAQ Small Cap Market. If this transfer is approved, the Company would be eligible for an additional 90 days, or until January 18, 2003, to demonstrate compliance with the $1 minimum bid price for a period of 10 consecutive trading days. The Company expects to retain the trading symbol “PRCM” on the Small Cap Market. However, there can be no assurance that NASDAQ will grant the Company’s request to transfer the listing of the Company’s stock to the Small Cap Market.

16.    Subsequent Events

In December 2000, the Company acquired Scofima Software, S.r.l., an Italian company. One of the former shareholders of Scofima Software became the Managing Director of European Sales for the Company. The consideration issued in the transaction was 480,000 shares of the Company’s Common Stock and the Company agreed, as part of the acquisition, to register the shares for resale under the Securities Act of 1933. The shares of Common Stock issued in the transaction were registered for resale but the former Scofima Software shareholders alleged, among other things, that delays in the registration of the shares caused them to incur substantial losses. On October 4, 2002, the Company entered into a settlement agreement with the former Scofima Software shareholders under which these individuals released any and all claims against the Company arising from the transaction in return for a payment of $970,000, of which $560,000 was paid upon execution of the agreement and the remaining balance to be paid through February 2003. The settlement was charged to expense and included in payable to related parties on the balance sheet at July 31, 2002.

On September 20, 2002, a putative class action complaint styled Albert Ree v. Alex Aydin, Alex Razmjoo, and Procom Technology, Inc. was filed in the United States District Court for the Southern District of New York, Case No. 02 CV 7613. Two weeks later, on October 4, 2002, a putative class action complaint styled Gary Squires v Alex Aydin, Alex Razmjoo, and Procom Technology, Inc. was also filed in the United States District Court for the Southern District of New York, Case No. 02 CV 7952. The allegations of the two complaints are identical. Both actions are purportedly brought on behalf of all investors who purchased the Company’s common stock from December 9, 1999 to September 20, 2000. Although both complaints have been filed with the District Court, neither has been served.

The complaints allege violations of Section 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934. Specifically, plaintiffs allege that the Company violated federal securities laws by: (1) failing to fully and timely disclose purported problems with the Company’s “alliance” with Hewlett-Packard along with the effect of such problems on the Company’s business prospects, and (2) overstating the Company’s receivables during the class period. For relief, plaintiffs seek compensatory damages and/or rescission from the Company as well as an award of the costs and disbursements of the suit. The Company believes that it has substantial and meritorious defenses to each of the claims and intends to vigorously defend the actions. However, there can be no assurance that the Company will prevail in defending these actions. The Company’s defense of these actions may result in the diversion of management’s time and attention and cause the Company to incur potentially significant legal expenses. If the Company is unsuccessful in defending these actions, the Company may be required to pay damages in an amount that would have a material adverse effect on the Company’s results of operations and financial condition.

17.    Liquidity and Capital Resources

For the year ended July 31, 2002, the Company incurred a net loss of $24.4 million and used cash in operating activities of $13.3 million. At July 31, 2002, the Company has working capital of $16.6 million and cash and cash equivalents of approximately $10.8 million. The Company believes it has sufficient resources to

PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

continue as a going concern through at least July 31, 2003. To reduce its cash used in operations, the Company put in place various cost containment initiatives, both domestically and internationally, during fiscal 2002, including an additional reduction in headcount of 37 employees in the first quarter of fiscal 2003.

The Company’s plan to address its liquidity issues is to generate cash flow from operations by increasing sales and cutting costs. It is reasonably possible in the near-term that the Company will be unable to generate cash flows from operations, increase its sales or further reduce costs sufficiently to provide positive cash flows from operations. If the Company is not able to generate positive cash flows from operations, the Company will need to consider alternative financing sources including the sale or refinancing of the Company’s headquarters.

Under the terms of the Company’s long-term debt, the lender may immediately accelerate all amounts disbursed and terminate any further obligation of the lender to disburse additional amounts under the financing arrangement if there exists any event or condition that the lender in good faith believes impairs (or is substantially likely to impair) the Company’s ability to repay the obligations under the financing arrangement. There can be no assurance that the lender will not accelerate the payment of all amounts disbursed under the arrangement. In this event, it is reasonably possible in the near-term, that the Company would be able to sell or refinance the building, if necessary, or otherwise obtain any additional financing, on favorable or any terms.

PART III

Item 10.    Directors, Executive Officers and Certain Significant Employees of the Registrant

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders under the captions “Management,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 31, 2002.

Management

Our Directors, Executive Officers and Certain Significant Employees

The following table sets forth information with respect to our officers and directors as of October 29, 2002:

Name	Age	Position
Alex Razmjoo	40	Chairman of the Board, President and Chief Executive Officer
John Bonne	59	Executive Vice President of Worldwide Operations
Edward Kirnbauer	38	Controller and Acting Chief Financial Officer
Dom Genovese	60	Director
David Blake	62	Director
Frank Alaghband	39	Director
Nick Shahrestany	39	Director

In September 2002, Kevin Michaels and Alex Aydin resigned from our Board of Directors.

Alex Razmjoo—Co-Founder, Chairman, President and Chief Executive Officer

Alex Razmjoo is a founder of Procom Technology and has served as chairman, president and chief executive officer since the company’s inception in 1987. Under his guidance, Procom has become the world’s market leader in CD-caching appliances, addressing the disk-based data storage needs of workgroup, Internet and enterprise applications. Before forming Procom, Mr. Razmjoo was director of engineering for CMS Enhancements. He received a degree in electrical engineering from the University of California at Irvine and currently serves on the board of directors of its Graduate School of Management.

John Bonne—Executive Vice President of Worldwide Operations

John Bonne is responsible for Procom’s global sales, marketing, engineering, manufacturing, technical support and MIS organizations. Mr. Bonne has more than 30 years of experience in general management, sales and marketing. He has served as senior vice president, division general manager and board member of Sharp Microelectronics; CEO, president and board member of Sanyo Icon, a storage company acquired by EMC; senior vice president of worldwide sales, marketing and field service at McDonnell Douglas’ Computer Systems Division; and manager of corporate computer sales at Xerox’s Computer System Division. Mr. Bonne earned an MBA from the University of Chicago Graduate School of Business and a degree in mathematics and physics from Northern Illinois University.

Edward Kirnbauer—Controller and Acting Chief Financial Officer

Edward Kirnbauer is serving as Procom’s controller and acting chief financial officer. Mr. Kirnbauer joined Procom in May 2001 with more than 15 years of corporate experience, having held both controller and director positions at Capita Technologies, Inc., Bally Total Fitness Corporation and Encyclopedia Britannica. He has also served in various positions at The Marmon Group, Inc. and KPMG LLP. Mr. Kirnbauer is a CPA and holds an MBA from DePaul University and received an undergraduate degree in accounting from Illinois State University.

Frank Alaghband—Director

Frank Alaghband is a founder of Procom Technology and served as executive vice president of engineering and operations from the company’s inception until 2002. While at Procom, he led the development of several award-winning network storage products. Mr. Alaghband has been involved in product development in the storage industry since 1984, starting his career at McDonnell Douglas’ Computer Systems Division, where he developed high-performance, multi-channel, caching disk controllers for the company’s mini computers. He holds a degree in electrical engineering from the University of California at Irvine.

Nick Shahrestany—Director

Nick Shahrestany, a Procom Technology founder, served as an executive vice president for the company until 2002. Previously, Mr. Shahrestany was regional sales manager for CMS Enhancements. He received a degree in biological sciences, with a minor in electrical engineering, from the University of California at Irvine.

David Blake—Director

David Blake has been a director of Procom Technology since 1997 and serves on the board’s Audit and Compensation Committees. Mr. Blake is currently on the faculty and was formerly the dean of the Graduate School of Management at the University of California at Irvine. An authority on business strategy, leadership and management education, Mr. Blake has served for two decades as a business school dean at such universities as Southern Methodist, Rutgers and Northeastern. He was also a professor and associate dean of the University of Pittsburgh’s Katz School of Business and a professor of political science at Wayne State University. Mr. Blake holds a Ph.D. in political science and international politics from Rutgers, an MBA from the University of Pittsburgh, and a degree in history from Dartmouth College.

Dom Genovese—Director

Dom Genovese has been a director of Procom Technology since 1997 and serves on the board’s Audit and Compensation Committees. In his career, Mr. Genovese has been vice president of sales for Sync Research, a branch office networking solution provider, and a regional sales manager at Cisco Systems. He holds a degree in electrical engineering from the University of Maryland.

Item 11.    Executive Compensation

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” “Report of the Compensation Committee” and “Stock Performance Graph,” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 31, 2002.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders under the caption “Security Ownership of Beneficial Owners,” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 31, 2002.

The following table highlights the Company’s equity compensation plans as of July 31, 2002:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,729,552	$7.69	1,304,350
Equity compensation plans not approved by security holders	—	—	—

Item 13.    Certain Relationships and Related Transactions

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions,” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 31, 2002.

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

10.3*	Loan Agreement dated November 28, 2001 by and between the Registrant and First Bank & Trust

10.4*	Agreement dated May 24, 2002 between the Registrant and Alex Aydin

10.5*	Agreement dated May 24, 2002 between the Registrant and Nick Shahrestany

10.5.1	Amendment to Agreement, dated November 11, 2002, between the Registrant and Nick Shahrestany

10.6*	Agreement dated May 24, 2002 between the Registrant and Frank Alaghband

10.6.1	Amendment to Agreement, dated November 11, 2002, between the Registrant and Frank Alaghband

Exhibit Number	Description
10.7
Agreement for Wholesale Financing (Security Agreement) between Procom Technology, Inc. and IBM Credit Corporation (incorporated by reference to Exhibit 10.1 to the Form S-3/A filed on January 17, 2001)

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 13th day of November, 2002.

PROCOM TECHNOLOGY, INC.

By:	/s/ ALEX RAZMJOO
Alex Razmjoo Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ALEX RAZMJOO Alex Razmjoo	Chairman of the Board, President and Chief Executive Officer	November 13, 2002

/s/ EDWARD KIRNBAUER Edward Kirnbauer	Controller & Acting Chief Financial Officer (Principal Accounting Officer)	November 13, 2002

/s/ DAVID BLAKE David Blake	Director	November 13, 2002

/s/ DOM GENOVESE Dom Genovese	Director	November 13, 2002

/s/ FRANK ALAGHBAND Frank Alaghband	Director	November 13, 2002

/s/ NICK SHAHRESTANY Nick Shahrestany	Director	November 13, 2002

SCHEDULE II

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JULY 31, 2000, 2001 AND 2002

	Balance at Beginning Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
YEAR ENDED JULY 31, 2000:
Allowance for sales returns	$1,939,000	$5,917,000	$(5,781,000)	$2,075,000
Allowance for doubtful accounts	522,000	360,000	(205,000)	677,000
YEAR ENDED JULY 31, 2001:
Allowance for sales returns	$2,075,000	$4,043,000	$(4,018,000)	$2,100,000
Allowance for doubtful accounts	677,000	3,672,000	(37,000)	4,312,000
YEAR ENDED JULY 31, 2002:
Allowance for sales returns	$2,100,000	$973,000	$(1,056,000)	$2,017,000
Allowance for doubtful accounts	4,312,000	7,092,000	(5,331,000)	6,073,000

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Alex Razmjoo, certify that:

1.  I have reviewed this annual report on Form 10-K of Procom Technology, Inc:

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

/s/ ALEX RAZMJOO
Alex Razmjoo Chief Executive Officer

Date: November 13, 2002

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Edward Kirnbauer, certify that:

4.  I have reviewed this annual report on Form 10-K of Procom Technology, Inc:

5.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

6.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

/s/ EDWARD KIRNBAUER
Edward Kirnbauer Acting Chief Financial Officer

Date: November 13, 2002