Form 10-Q
period 2002-10-31
PROCOM TECHNOLOGY INC
filed 2002-12-16
CIK 1025711

Securities and Exchange Commission
Washington, DC 20549

REPORT ON FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2002

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-21053

PROCOM TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

California	33-0268063
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

58 Discovery, Irvine California	92618
(Address of principal executive office)	(Zip Code)
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
Yes [X] No [    ]

Indicate by check mark whether the registrant
is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [    ] No [X]

The number of shares of Common Stock, $.01 par value,
outstanding on December 16, 2002 was 16,084,708.

PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART 1—FINANCIAL INFORMATION
		PAGE
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of October 31, 2002 and July 31, 2002	2
	Condensed Consolidated Statements of Operations for the three months ended October 31, 2002 and 2001	3
	Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Loss for the three months ended October 31, 2002 and the year ended July 31, 2002	4
	Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2002 and 2001	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Disclosure Controls and Procedures	21

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 5.	Other Information	22
Item 6.	Exhibits and Reports on Form 8-K	22

SIGNATURES

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	OCTOBER 31, 2002	JULY 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$11,501,000	$10,845,000
Accounts receivable, less allowances for doubtful accounts and sales returns of $7,955,000 and $8,090,000, respectively	3,905,000	4,845,000
Inventories	5,786,000	6,764,000
Income taxes receivable	251,000	2,282,000
Prepaid expenses	427,000	542,000
Other current assets	380,000	346,000

Total current assets	22,250,000	25,624,000
Property and equipment, net	16,106,000	16,357,000
Other assets	53,000	28,000

Total assets	$38,409,000	$42,009,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$95,000	$46,000
Flooring line obligation	319,000	251,000
Current portion of long-term debt	172,000	172,000
Accounts payable	2,348,000	2,837,000
Accrued compensation	521,000	752,000
Current portion of payable to related parties	1,072,000	1,632,000
Accrued expenses and other current liabilities	2,850,000	2,734,000
Deferred service revenues	659,000	548,000
Income taxes payable	104,000	56,000

Total current liabilities	8,140,000	9,028,000
Long-term debt, net of current portion	8,434,000	8,477,000
Payable to related parties, net of current portion	1,048,000	1,213,000

Total liabilities	17,622,000	18,718,000

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 65,000,000 shares authorized, 16,084,708 shares issued and outstanding	161,000	161,000
Additional paid-in capital	58,696,000	58,696,000
Accumulated deficit	(38,219,000)	(35,703,000)
Accumulated other comprehensive income	149,000	137,000

Total shareholders’ equity	20,787,000	23,291,000

Total liabilities and shareholders’ equity	$38,409,000	$42,009,000

See accompanying notes to condensed consolidated financial statements.

PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED OCTOBER 31,
	2002	2001
Net sales	$5,122,000	$8,290,000
Cost of sales	2,808,000	4,394,000

Gross profit	2,314,000	3,896,000
Selling, general and administrative	3,656,000	7,234,000
Research and development	1,002,000	1,651,000

Total operating expenses	4,658,000	8,885,000

Operating loss	(2,344,000)	(4,989,000)
Interest income	50,000	191,000
Interest expense	(181,000)	(514,000)

Loss before income taxes	(2,475,000)	(5,312,000)
Provision for income taxes	41,000	—

Net loss	$(2,516,000)	$(5,312,000)

Net loss per common share:
Basic and diluted	$(0.16)	$(0.33)

Weighted average number of common shares:
Basic and diluted	16,085,000	15,997,000

See accompanying notes to condensed consolidated financial statements.

PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(UNAUDITED)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL
	SHARES	AMOUNT
BALANCE AT JULY 31, 2002	16,084,708	$161,000	$58,696,000	$(35,703,000)	$137,000	$23,291,000

Comprehensive loss:
Net loss	—	—	—	(2,516,000)	—	(2,516,000)
Foreign currency translation adjustment	—	—	—	—	12,000	12,000

Comprehensive loss						(2,504,000)

BALANCE AT OCTOBER 31, 2002	16,084,708	$161,000	$58,696,000	$(38,219,000)	$149,000	$20,787,000

See accompanying notes to condensed consolidated financial statements.

PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED OCTOBER 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,516,000)	$(5,312,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	309,000	549,000
Provisions for bad debt and sales returns	83,000	2,665,000
Amortization of debt issuance costs	—	153,000
Compensatory stock options	—	18,000
Changes in operating accounts:
Accounts receivable	857,000	(1,639,000)
Inventories	978,000	259,000
Income taxes receivable	2,031,000	4,000
Prepaid expenses	115,000	(24,000)
Other current assets	(34,000)	31,000
Other assets	(25,000)	(20,000)
Accounts payable	(489,000)	(786,000)
Accrued compensation	(231,000)	(291,000)
Payable to related parties	(725,000)	—
Accrued expenses and other liabilities	116,000	421,000
Deferred service revenues	111,000	57,000
Income taxes payable	48,000	—

Net cash provided by (used in) operating activities	628,000	(3,915,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(58,000)	(86,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(43,000)	—
Net borrowings on lines of credit	49,000	(8,000)
Flooring line obligation	68,000	492,000
Proceeds from exercise of stock options	—	23,000

Net cash provided by financing activities	74,000	507,000
Effect of exchange rate changes	12,000	161,000

Increase (decrease) in cash and cash equivalents	656,000	(3,333,000)
Cash and cash equivalents at beginning of period	10,845,000	25,419,000

Cash and cash equivalents at end of period	$11,501,000	$22,086,000

Supplemental disclosures of cash flow information:
CASH PAID (RECEIVED) DURING THE PERIOD:
Interest	$154,000	$150,000
Income taxes	$(2,031,000)	$(38,000)

See accompanying notes to condensed consolidated financial statements.

PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. General

The accompanying financial information is unaudited, but in the opinion of management, reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of Procom Technology, Inc. and its consolidated subsidiaries (the “Company”) as of the dates indicated and the results of operations and cash flows for the periods then ended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain amounts from prior periods have been reclassified to conform to current period presentation. While the Company believes that the disclosures are adequate to make the information presented not misleading, the financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for fiscal 2002. Results for the interim periods presented are not necessarily indicative of the results for the entire year.

2. Use of Estimates

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

3. Summary of Significant Accounting Policies

Revenue recognition and allowances

The Company’s NAS products include an operating system that is integral to the overall product and its functionality. The Company recognizes revenue for NAS products in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Software Revenue Recognition with Respect to Certain Arrangements.” The Company recognizes revenue for its NAS products when:

Persuasive Evidence of an Arrangement Exists. It is the Company’s customary practice to have a purchase order prior to recognizing revenue on an arrangement.

Delivery Has Occurred. The Company’s product is physically delivered to its customers, generally with standard transfer terms of FOB shipping point. The core operating system software that the customer purchases is pre-installed and tested at the Company’s facility prior to shipment and does not require significant production, modification, or customization at the customer’s site; as such, the system is functional according to the Company’s specifications at the time of shipment.

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

The Company recognizes revenue on multiple element arrangements using the residual method. Under the residual method, revenue is recognized when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. At the outset of the arrangement with the customer, the Company defers revenue for the fair value of the undelivered elements such as consulting services and product support and upgrades, and recognizes the revenue for the remainder of the arrangement fee attributable to the elements initially delivered when the basic criteria in SOP 97-2 have been met. Revenue from consulting services is recognized as the related services are performed. Revenue from support and upgrade contracts is recognized as revenue ratably over the term of the support period of one to three years.

Revenue from sales of the Company’s non NAS products is recognized in accordance with Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements.” The revenue recognition criteria of SAB 101 are consistent with the NAS policies described above.

The Company’s product evaluation program enables the customer to receive NAS appliances on a trial basis and return the NAS appliances within a specified period, generally 30-60 days. The period may be extended if the customer needs additional time to evaluate the product within the customer’s particular operating environment. Revenue is not recorded for evaluation units until the customer has purchased the products.

Valuation of accounts receivable

The Company maintains a separate allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company analyzes accounts receivable and historical bad debts, customer concentrations, customer solvency, current economic and geographic trends, and changes in customer payment terms and practices when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of the Company’s customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

Valuation of inventory

The Company writes down its inventory, including estimated excess and obsolete inventory, to the estimated net realizable value based upon assumptions about future demand and market conditions. Although the Company strives to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of its inventory, and its reported results. If actual market conditions are less favorable than those projected, additional write-downs against earnings may be required.

Accounting Standards Adopted

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment (or more frequently if indicators of impairment arise). In fiscal 2002, the Company determined that all of its existing goodwill and other intangible assets were impaired, and the Company recorded an impairment charge of approximately $2.4 million. Accordingly, upon adoption of SFAS No. 142 on August 1, 2002, the Company did not have any goodwill or other intangible assets, and therefore, the adoption of the statement did not have an impact on the Company’s financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long- Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of.” Adoption of SFAS No. 144 is required for the Company’s fiscal year beginning August 1, 2002. The Company has adopted SFAS No. 144 in fiscal 2003 and its impact did not have a material impact on the Company’s financial statements.

4. Inventories

Inventories are summarized as follows:

	October 31, 2002	July 31, 2002
Raw materials	$3,026,000	$3,087,000
Work in process	807,000	840,000
Finished goods	1,953,000	2,837,000

Total	$5,786,000	$6,764,000

5. Net Loss Per Share

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of shares of common stock outstanding and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of stock options and warrants. For the periods presented, basic and diluted net loss per share was based on the weighted average number of shares of common stock outstanding during the period, as all potentially dilutive instruments were antidilutive. For the three months ended October 31, 2002 and 2001, approximately 0 and 71,000 shares, respectively, would have been included in the computation of diluted earnings per share if a net loss had not been incurred.

6. Comprehensive Loss

For the three months ended October 31, 2002 and 2001, the only differences between reported net loss and comprehensive loss was a foreign currency translation adjustment of $12,000 and $161,000, respectively.

7. Business Segment Information

The Company operates in one industry segment: The design, manufacture and marketing of data storage devices. The Company has two major distinct product families: network attached storage products (“NAS”) and other data storage products (“Legacy”), which includes disk drive storage upgrade systems, CD/DVD-ROM servers and arrays and tape backup products. Net sales of NAS products represented 89% and 82% of total product net sales for the three months ended October 31, 2002 and 2001, respectively.

International sales as a percentage of net sales amounted to 28% and 50% for the three months ended October 31, 2002 and 2001, respectively. Identifiable assets used in connection with the Company’s foreign operations were $2.0 million at October 31, 2002 and $3.1 million at July 31, 2002.

For the three months ended October 31, 2002, one customer accounted for 26% of net sales and 34% of net accounts receivable. No one customer accounted for more than 10% of net sales or net accounts receivable for the three months ended October 31, 2001.

8. Lines of Credit and Long-Term Debt

On October 10, 2000, the Company entered into a three-year working capital line of credit with The CIT Group/Business Credit (“CIT”). The working capital line of credit provides for borrowings, on a revolving basis, for a period of three years, in an amount based upon a specified percentage of the Company’s eligible accounts receivable (approximately $1.6 million at October 31, 2002), up to a limit of $5.0 million. Amounts outstanding under the working capital line bear interest at the lender’s prime rate plus .25%. At October 31, 2002, no amounts were outstanding under the working capital line of credit. The line of credit accrues various monthly maintenance, minimum usage and early termination fees. The line of credit is collateralized by certain assets of the Company. The line of credit requires certain financial and other covenants, including the maintenance of a minimum EBITDA requirement for rolling 12-month periods ending on each fiscal quarter. For the twelve month period ended on October 31, 2002, the Company was not in compliance with the minimum EBITDA requirement. The lender has not waived the Company’s non-compliance with this covenant for this period and the Company cannot borrow under the line.

In November 2001, the Company borrowed $8.75 million under a financing arrangement secured by the Company’s corporate headquarters. The principal amount outstanding bears interest at prime plus 1.0% per annum, but not less than 7.0% per annum. Under certain conditions, the Company has the right to request that portions of the principal amount outstanding under the note shall bear interest at a LIBOR based rate, but not less than 7.0%. As of October 31, 2002, the interest rate on the loan was 7.0%. Principal reduction payments of $14,400 plus accrued interest are due monthly with the remaining principal balance and unpaid interest due at the maturity date of January 1, 2007. Up to an additional $1.0 million may be borrowed under this financing arrangement to cover leasing costs and tenant improvements on the vacant, unimproved space within the corporate headquarters upon finding a qualified tenant. At October 31, 2002, the outstanding principal balance of the loan totaled $8.6 million. Under the terms of the loan agreement, the lender may immediately accelerate all amounts disbursed under the loan agreement and terminate any further obligation of the lender to disburse additional amounts under the financing arrangement if there exists any event or condition that the lender in good faith believes impairs (or is substantially likely to impair) the prospect of payment or performance by the Company of its obligations under the applicable loan documents.

The Company has a flooring line with IBM Credit, which at October 31, 2002 has committed to make $0.5 million in flooring inventory commitments available to the Company (the flooring line commitment was reduced from $2.0 million at July 31, 2002). Subsequent to October 31, 2002, the Company, at the request of IBM Credit, established an irrevocable letter of credit totaling $0.5 million to collateralize purchases under the flooring line. As of October 31, 2002 and July 31, 2002, the Company owed $319,000 and $251,000, respectively, under the flooring line. The flooring line is also collateralized by the specific inventory purchased pursuant to the flooring commitments. CIT and IBM Credit have entered into an intercreditor agreement which determines the level of priority of each lender’s security interest. The flooring line requires the maintenance by the Company of a minimum net worth of $16.0 million. The Company was in compliance with the terms of the flooring line at October 31, 2002. The flooring line also requires the Company not to be in default of any covenants in the CIT agreement. IBM Credit has waived noncompliance with that covenant at October 31, 2002.

The Company’s foreign subsidiaries in Germany, Italy and Switzerland have lines of credit with banks in their respective countries that are utilized primarily for overdraft and short-term cash needs. At October 31, 2002, the amount outstanding under these lines was $95,000.

9. NASDAQ Delisting Notice

In July 2002, the Company received a notice from NASDAQ stating that the Company did not, for a period of 30 consecutive days, meet the $1 minimum bid price per share requirement for continued listing on the NASDAQ National Market. The Notice further stated that the Company had until October 21, 2002 to comply with the minimum bid price per share requirement for continued listing. On October 18, 2002, the Company applied to transfer the listing of the Company’s stock to the NASDAQ Small Cap Market. If this transfer is approved, the Company would be eligible for an additional 90 days, or until January 18, 2003, to demonstrate compliance with the $1 minimum bid price for a period of 10 consecutive trading days. Additionally, the Company will need to demonstrate compliance with NASDAQ rules requiring it to have three independent directors on its board. Due to the resignation of one of its independent directors in September 2002, the Company has been seeking to appoint a third independent director. The Company has been informed by NASDAQ that it has until December 31, 2002 to appoint a third independent director or it may face de-listing from NASDAQ at that time. The Company expects to retain the trading symbol “PRCM “on the Small Cap Market. However, there can be no assurance that NASDAQ will grant the Company’s request to transfer the listing of the Company’s stock to the Small Cap Market or that the Company’s stock will not be de-listed from the NASDAQ Stock Market.

10. Liquidity and Capital Resources

For the three months ended October 31, 2002 and the fiscal year ended July 31, 2002, the Company incurred net losses of $2.5 million and $24.4 million, respectively. At October 31, 2002, the Company had working capital of $14.1 million and cash and cash equivalents of $11.5 million. The Company believes it has sufficient resources to continue as a going concern through at least October 31, 2003. To reduce its cash used in operations, the Company put in place various cost containment initiatives, both domestically and internationally, during fiscal 2002 and 2003, including an additional reduction in headcount of 37 employees in the first quarter of fiscal 2003. Severance costs incurred as part of the reduction in workforce were not significant relative to the Company’s financial statements. The Company’s plan to address its liquidity issues is to generate cash flow from operations by increasing sales and cutting costs. There can be no assurance that the Company will be able to generate cash flows from operations, increase its sales or further reduce costs sufficiently to provide positive cash flows from operations. If the Company is not able to generate positive cash flows from operations, the Company will need to consider alternative financing sources including the sale or refinancing of the Company’s headquarters. Under the terms of the Company’s long-term debt, the lender may immediately accelerate all amounts disbursed and terminate any further obligation of the lender to disburse additional amounts under the financing arrangement if there exists any event or condition that the lender in good faith believes impairs (or is substantially likely to impair) the Company’s ability to repay the obligations under the financing arrangement. There can be no assurance that the lender will not accelerate the payment of all amounts disbursed under the arrangement. Additionally, there can be no assurance that the Company would be able to sell or refinance the building, if necessary, or otherwise obtain any additional financing, on favorable or any terms.

11. Commitments and Contingencies

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

In December 2000, the Company acquired Scofima Software, S.r.l., an Italian company. One of the former shareholders of Scofima Software became the Managing Director of European Sales for the Company. The consideration issued in the transaction was 480,000 shares of the Company’s Common Stock and the Company agreed, as part of the acquisition, to register the shares for resale under the Securities Act of 1933. The shares of Common Stock issued in the transaction were registered for resale but the former Scofima Software shareholders alleged, among other things, that delays in the registration of the shares caused them to incur substantial losses. On October 4, 2002, the Company entered into a settlement agreement with the former Scofima Software shareholders under which these individuals released any and all claims against the Company arising from the transaction in return for a payment of $970,000, of which $560,000 was paid upon execution of the agreement and the remaining balance to be paid through February 2003.The settlement was charged to expense in the fourth quarter of fiscal 2002. At October 31, 2002, the outstanding amount payable totaled $410,000 and is included in the payable to related parties on the balance sheet.

On September 20, 2002, a putative class action complaint styled Albert Ree v. Alex Aydin, Alex Razmjoo, and Procom Technology, Inc. was filed in the United States District Court for the Southern District of New York, Case No.02 CV 7613.Two weeks later, on October 4, 2002, a putative class action complaint styled Gary Squires v Alex Aydin, Alex Razmjoo, and Procom Technology, Inc. was also filed in the United States District Court for the Southern District of New York, Case No.02 CV 7952.The allegations of the two complaints are identical. Both actions are purportedly brought on behalf of all investors who purchased the Company’s common stock from December 9, 1999 to September 20, 2000. Both complaints have been filed with the District Court. The complaints allege violations of Section 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934. Specifically,

plaintiffs allege that the Company violated federal securities laws by: (1) failing to fully and timely disclose purported problems with the Company’s “alliance” with Hewlett-Packard along with the effect of such problems on the Company’s business prospects, and (2) overstating the Company’s receivables during the class period. For relief, plaintiffs seek compensatory damages and/or rescission from the Company as well as an award of the costs and disbursements of the suit. The Company believes that it has substantial and meritorious defenses to each of the claims and intends to vigorously defend the actions. However, there can be no assurance that the Company will prevail in defending these actions. The Company’s defense of these actions may result in the diversion of management’s time and attention and cause the Company to incur potentially significant legal expenses. If the Company is unsuccessful in defending these actions, the Company may be required to pay damages in an amount that would have a material adverse effect on the Company’s results of operations and financial condition.

Employment Agreements

In May 2002, the employment for three executives of the Company was terminated. Pursuant to agreements executed between the Company and the executives, one of the executives will receive monthly payments of $18,750 for 36 months following termination, one will receive monthly payments of $18,750 for 30 months following termination, and the third will receive monthly payments of $18,750 for 30 months following termination and monthly payments of $37,500 for six months after the last such $18,750 monthly payment. Each former executive will be entitled to participate in the Company’s employee benefit, health and other insurance plans for the 36 months following their termination. In fiscal 2002, the Company accrued approximately $1.9 million for the present value of the remaining unpaid severance and employee benefits. As of October 31, 2002, the remaining balance is $1.7 million and is included in payable to related parties in the condensed consolidated balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We develop, manufacture and market NAS appliances which consist of our Data FORCE and Net FORCE product lines and other storage devices for a wide range of computer networks and operating systems. In addition, we sell disk drive storage upgrade systems, CD/DVD-ROM servers and arrays and tape backup products, which we refer to collectively as our Legacy products. Over the last five years, we have significantly increased our focus on the development and sale of NAS appliances. We continue to develop more advanced NAS appliances and expect this business to be our principal business in the future.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission. The preparation of these Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an ongoing basis, our estimates and judgments, including those related to sales returns, bad debts, excess inventory, income taxes, and contingencies. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

We believe the accounting policies described below, among others, are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations:

•	revenue recognition and allowances;

•	valuation of accounts receivable; and

•	valuation of inventory.

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

Our product evaluation program enables the customer to receive NAS appliances on a trial basis and return the NAS appliances within a specified period, generally 30-60 days. The period may be extended if the customer needs additional time to evaluate the product within the customer’s particular operating environment. The value of evaluation units at customer sites at a financial reporting date is included in inventory as finished goods. At October 31, 2002 and July 31, 2002, inventory related to evaluation units was $0.4 million and $1.0 million, net of valuation allowances respectively. Revenue is not recorded for evaluation units until the customer has purchased the products.

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

Valuation of inventory

We write-down our inventory, including our estimated excess and obsolete inventory, to the estimated net realizable value based upon assumptions about future demand and market conditions. Although we strive to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and commitments, and our reported results. If actual market conditions are less favorable than those projected, additional write-downs and other charges against earnings may be required.

New Accounting Standards

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

Results of Operations

The following table sets forth consolidated statement of operations data as a percentage of net sales for each of the periods indicated:

	THREE MONTHS ENDED OCTOBER 31,
	2002	2001
STATEMENT OF OPERATIONS
Net sales	100.0%	100.0%
Cost of sales	54.8	53.0

Gross profit	45.2	47.0
Operating expenses:
Selling, general and administrative	71.4	87.3
Research and development	19.5	19.9

Total operating expenses	90.9	107.2

Operating loss	(45.7)	(60.2)
Interest expense, net	(2.6)	(3.9)

Loss before income taxes	(48.3)	(64.1)
Provision for income taxes	(0.8)	—

Net loss	(49.1)%	(64.1)%

COMPARISON OF THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001

Net sales decreased by 38.2% to $5.1 million for the three months ended October 31, 2002, from $8.3 million for the three months ended October 31, 2001. The decrease was due primarily to a decline in product sales in international markets for our NAS and Legacy products and a drop in domestic product sales of our Legacy products. This decrease was partially offset by a 5.1% increase in domestic NAS product sales.

Net sales of our NAS products decreased 33.4% to $4.5 million for the three months ended October 31, 2002, from $6.8 million for the comparable quarter in fiscal 2002. The decrease was due primarily to a decline in international NAS product sales partially offset by a 5.1% increase in domestic NAS sales. As a percentage of total net sales, NAS product sales increased to 89% for the three months ended October 31, 2002 from 82% for the three months ended October 31, 2001.

International sales were $1.4 million, or 27.5% of our net sales, for the three months ended October 31, 2002, compared to $3.9 million, or 49.5% of our net sales, for the three months ended October 31, 2001. The decrease was due primarily to lower overall sales of NAS and Legacy products to international customers, primarily in Asia and Europe. There can be no assurance that our revenues of our NAS products will continue to increase in any particular quarter or period or that any specific customers will continue to purchase our products in such period.

Gross profit decreased 40.6% to $2.3 million for the three months ended October 31, 2002, from $3.9 million for the three months ended October 31, 2001. The decrease in gross profit was due primarily to lower overall sales. Gross margin for the three months ended October 31, 2002 of 45.2% was comparable to the 47.0% gross margin for the three months ended October 31, 2001.

Selling, general and administrative expenses decreased 49.5% to $3.7 million for the three months ended October 31, 2002, from $7.2 million for the three months ended October 31, 2001, and decreased as a percentage of net sales to 71.4% from 87.3%, respectively. In the first quarter of fiscal 2003 and 2002, based on our analysis of our accounts receivable, we increased our allowance for bad debt by $0.1 million and $2.8 million, respectively. Excluding these additional provisions, selling, general and administrative expenses decreased $0.7 million, or 16.7%, from $4.4 million in the first quarter of fiscal 2002 to $3.6 million in the comparable period in fiscal 2003. This decrease is due primarily to a decrease in sales and administrative salaries and commissions and decreases in general administrative costs of our European subsidiaries. We expect overall selling, general and administrative expenses in fiscal 2003 to continue to decrease as a result of our reductions in headcount and cost saving initiatives undertaken in fiscal 2002 and the first quarter of fiscal 2003.

Research and development expenses decreased to $1.0 million, or 19.5% of net sales, in the first quarter of fiscal 2003 from $1.7 million, or 19.9% of net sales, for the comparable period of fiscal 2002. The dollar decrease was due primarily to a decrease in compensation expenses related to reductions in headcount in fiscal 2002 and 2003. We expect overall research and development expenses in fiscal 2003 to continue to decrease as a result of our reductions in headcount and cost saving initiatives undertaken in fiscal 2002 and the first quarter of fiscal 2003.

Interest income decreased 73.8% to $50,000 for the three months ended October 31, 2002, from $191,000 for the comparable period of fiscal 2002. The decrease was attributable to a decline in interest rates along with a decrease in our investable cash balance.

Interest expense decreased 64.7% to $181,000 for the three months ended October 31, 2002, from $514,000 for the comparable period of fiscal 2002. The decrease was due primarily to the lower interest expense we incurred on our mortgage note in the three months ended October 31, 2002, and to the fact that the first quarter of fiscal 2002 interest expense included costs related to our $15.0 million convertible debenture and higher amortization of debt issuance costs.

Provision for income taxes for the three months ended October 31, 2002 is attributable to a provision for earnings of our Italian subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2002, we had cash and cash equivalents totaling $11.5 million.

Net cash provided by operating activities was $628,000 for the three months ended October 31, 2002. Net cash provided by operating activities in the first quarter of fiscal 2003 relates primarily to our income tax refund and decreases in our inventories and accounts receivable. These sources were partially offset by our net loss, a decrease in our accounts payable and payments to related parties accrued for in fiscal 2002. Net cash used in operating activities in fiscal 2002 relates primarily to our net loss, an increase in our accounts receivable and a decrease in our accounts payable.

Net cash used in investing activities was $58,000 and $86,000 for the three months ended October 31, 2002 and 2001, respectively, which was the result of purchases of property and equipment.

Net cash provided by financing activities of $74,000 for the three months ended October 31, 2002 was due primarily to borrowings under our flooring lines and international lines of credit, partially offset by payments on our long-term debt. Net cash provided by financing activities of $507,000 for the three months ended October 31, 2001 was primarily the result of an increase in our flooring lines.

Our long-term debt consists of $8.75 million borrowed under a financing arrangement secured by our corporate headquarters. The principal amount outstanding bears interest at prime plus 1.0% per annum, but not less than 7.0% per annum. Under certain conditions, we have the right to request that portions of the principal amount outstanding under the note shall bear interest at a LIBOR based rate, but not less than 7.0%. As of October 31, 2002, the interest rate on the loan was 7.0%. Principal reduction payments of $14,400 plus accrued interest are due monthly with the remaining principal balance and unpaid interest due at the maturity date of January 1, 2007. Up to an additional $1.0 million may be borrowed under this financing arrangement to cover leasing costs and tenant improvements on the vacant, unimproved space within the corporate headquarters upon finding a qualified tenant. At October 31, 2002, the outstanding principal balance of the loan totaled $8.6 million. Under the terms of the loan agreement, the lender may immediately accelerate all amounts disbursed under the loan agreement and terminate any further obligation of the lender to disburse additional amounts under the financing arrangement if there exists any event or condition that the lender in good faith believes impairs (or is substantially likely to impair) the prospect of payment or performance by us of our obligations under the applicable loan documents.

On October 10, 2000, we entered into a three-year working capital line of credit with The CIT Group/Business Credit (“CIT”). The working capital line of credit allows for borrowings, on a revolving basis, for a period of three years, in an amount based upon a specified percentage of our eligible accounts receivable (approximately $1.6 million at October 31, 2002), up to a limit of $5.0 million. Amounts outstanding under the working capital line bear interest at the lender’s prime rate plus .25%. At October 31, 2002, no amounts were outstanding under the working capital line of credit. The line of credit accrues various monthly maintenance, minimum usage and early termination fees. The line of credit is collateralized by certain of our assets. The line of credit requires certain financial and other covenants, including the maintenance of a minimum EBITDA requirement for rolling 12-month periods ending on each fiscal quarter. For the twelve month period ended on October 31, 2002, we were not in compliance with the minimum EBITDA requirement. The lender has not waived our non-compliance with this covenant for this period and we cannot borrow under the line.

We have a flooring line with IBM Credit, which at October 31, 2002 has committed to make $0.5 million in flooring inventory commitments available to us (the flooring line commitment was reduced from $2.0 million at July 31, 2002). Subsequent to October 31, 2002, at the request of IBM Credit, we established an irrevocable letter of credit totaling $0.5 million to collateralize purchases under the flooring line. As of October 31, 2002 and July 31, 2002, we owed $319,000 and $251,000, respectively, under the flooring line. The flooring line is also collateralized by the specific inventory purchased pursuant to the flooring commitments. CIT and IBM Credit have entered into an intercreditor agreement which determines the level of priority of each lender’s security interest. The flooring line requires us to maintain a minimum net worth of $16.0 million. We were in compliance with the terms of the flooring line at October 31, 2002. The flooring line also requires us not to be in default of any covenants in the CIT agreement. IBM Credit has waived noncompliance with that covenant at October 31, 2002.

In addition to the line of credit, our foreign subsidiaries in Germany, Italy and Switzerland have lines of credit with banks in their respective countries that are utilized primarily for overdraft and short-term cash needs. At October 31, 2002, amounts outstanding under these lines was $95,000.

In May 2002, the employment of three of our executives was terminated. Under the agreements, one of the executives will receive monthly payments of $18,750 for 36 months following termination, one will receive monthly payments of $18,750 for 30 months following termination, and the third will receive monthly payments of $18,750 for 30 months following termination and monthly payments of $37,500 for six months after the last such $18,750 monthly payment. Each former executive will be entitled to participate in our employee benefit, health and other insurance plans of the 36 months following their termination. In fiscal 2002, we accrued approximately $1.9 million for the present value of the remaining unpaid severance and employee benefits. As of October 31, 2002, the remaining balance is $1.7 million and is included in payable to related parties in the condensed consolidated balance sheet.

As of October 31, 2002, we had the following contractual cash obligations:

	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Contractual Cash Obligations:
Long-Term Debt*	$11,049,000	$778,000	$1,520,000	$8,751,000	$—
Operating Leases	830,000	371,000	268,000	135,000	56,000
Scofima Settlement	410,000	410,000	—	—	—
Executive Severance	1,889,000	731,000	1,158,000	—	—

Total	$14,178,000	$2,290,000	$2,946,000	$8,886,000	$56,000

*	Payments are based on the current interest rate and are subject to change based on fluctuations in the rate.

We have incurred substantial losses during the last three fiscal years and have limited resources to continue to fund cash operating losses and other contractual obligations. To address our continued losses, we have reduced our headcount, both domestically and internationally, from 211 employees at July 31, 2001 to 135 employees at July 31, 2002, and have further reduced headcount by an additional 37 employees in the first quarter of fiscal 2003, which we believe will significantly reduce cash used in operations. Based on these and other cost saving measures, we believe that we have cash and other resources sufficient to meet our anticipated cash requirements through at least October 31, 2003. If additional working capital is needed, we will consider the sale or refinancing of our headquarters to meet our cash requirements. We cannot be certain, however, that our cost saving measures will reduce our cash used in operations to allow us to continue to fund the operating losses, contractual commitments and other working capital requirements through the next twelve months. Additionally, we cannot assure you that the lender on our mortgage loan will not accelerate all amounts outstanding under the financing arrangement. We cannot be certain that we would be able to sell or refinance our building, if necessary, or otherwise obtain any additional financing, on favorable or any terms.

RISK FACTORS

The following risk factors and other information included in this Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occurs, our business, operating results, and financial condition could be materially adversely affected.

WE MAY NOT BE ABLE TO ACHIEVE OR SUSTAIN PROFITABILITY, AND OUR FAILURE TO DO SO WILL REQUIRE US TO SEEK ADDITIONAL FINANCING, WHICH MAY NOT BE AVAILABLE TO US ON FAVORABLE OR ANY TERMS.

In recent periods, we have experienced significant declines in net sales and gross profit, and we have incurred operating losses. In the three months ended October 31, 2002 and 2001, we incurred operating losses of $2.3 million and $5.0 million, respectively. We will need to increase our revenues from our NAS products to achieve and maintain profitability. The revenue and profit potential of these products is unproven. We may not be able to generate significant or any revenues from our NAS products or achieve or sustain profitability in the future. If we are unable to achieve or sustain profitability in the future, we will have to seek additional financing, which may not be available to us on favorable or any terms.

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

NAS technology is relatively recent, and our ability to be successful in the NAS market may be negatively affected by not only a lack of growth of the NAS market but also the lack of market acceptance of our NAS products. Sales of our NAS products declined from $6.8 million for the three months ended October 31, 2001 to $4.5 million for the three months ended October 31, 2002.

IF OUR CUSTOMERS’ CREDITWORTHINESS DETERIORATES, OR OUR RATE OF PRODUCT RETURNS INCREASES,WE MAY INCUR ADDITIONAL BAD DEBT EXPENSE OR WE MAY EXPERIENCE REDUCED REVENUES.

At October 31, 2002, our net accounts receivable totaled $3.9 million, which is net of allowances for doubtful accounts and sales returns of $6.2 million and $1.8 million, respectively. Although management believes that accounts receivable without an allowance are collectible, if the financial condition of our customers were to deteriorate, it could result in an impairment of their ability to make payment. We may be required to record additional valuation allowances, which would adversely affect our operating results.

Net sales for the three months ended October 31, 2002 and 2001 were $5.1 million and $8.3 million, respectively. We recognize revenue on NAS products, sold through direct sales channels and resellers generally upon shipment of the product. In addition, we sell service contracts for certain of our appliances that usually cover one to three years. Revenue from these contracts is billed to customers at the time of sale, but earned ratably over the life of the service agreement. Revenue is recognized on sales of our non-NAS products, which are sold primarily through distributors, when the distributor receives the product. We maintain sales reserves for estimated reductions to revenue for anticipated returns, including stock balancing and price protection claims, based on historical rates of sales returns. If we were to experience a significant increase in product sales returns, incremental allowances for product returns would be required. To the extent management cannot make reliable estimates of future product returns, revenue will be deferred until it is actually realized, and our revenue would be impacted negatively.

OUR STOCK MAY BE DE-LISTED FROM NASDAQ

On July 22, 2002, we received a notice from NASDAQ stating that we did not, for a period of 30 consecutive days, meet the $1 minimum bid price per share requirement for continued listing on the NASDAQ National Market. The notice further stated that we had until October 21, 2002 to comply with the minimum bid price per share requirement for continued listing. We did not achieve compliance with this requirement. However, on October 18, 2002, we applied to transfer the listing of our stock to the NASDAQ Small Cap Market. If this transfer is approved, we will be eligible for an additional 90 days, or until January 18, 2003, to demonstrate compliance with the $1 minimum bid price for a period of 10 consecutive trading days. We would expect our stock to retain the trading symbol “PRCM “on the Small Cap Market. We are also currently out of compliance with NASDAQ’s requirement that we have at least three independent directors on our Board of Directors. Effective September 16, 2002, Kevin Michaels, an independent director on our Board, resigned leaving us with two independent directors. We have requested a grace period from NASDAQ to regain compliance with this requirement and have been granted an extension to December 31, 2002. We are currently seeking a new independent director to replace Mr. Michaels. There can be no assurance that NASDAQ will grant our request to transfer the listing of our stock to the Small Cap Market or our request for a grace period to regain compliance with the independent director requirement. There also can be no assurance that we will be able to identify and appoint an additional independent director to the Board. If we have not met the minimum bid price requirement at the expiration of all grace periods, or if we otherwise fail to satisfy the applicable NASDAQ listing requirements, our stock could be delisted from the NASDAQ market. Any such delisting would have a material adverse effect on our stock and would severely restrict our ability to raise additional capital.

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

IF WE ARE UNABLE TO MANAGE OUR INTERNATIONAL OPERATIONS EFFECTIVELY, OUR OPERATING RESULTS COULD BE MATERIALLY ADVERSELY AFFECTED.

Net sales to our international customers, including export sales from the United States, accounted for approximately 28% and 56% of our net sales for the three months ended October 31, 2002 and 2001, respectively. We have committed significant operational resources to drive our international growth. Our international operations will expose us to operational challenges that we would not otherwise face if we conducted our operations only in the United States. These include:

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

Any of these factors could have an adverse impact on our existing international operations and business or impair our ability to continue expanding into international markets. For example, our reported sales can be affected by changes in the currency rates in effect during any particular period. Also currency rate fluctuations can cause us to report higher or lower sales by virtue of the translation of the subsidiary’s sales into U.S. dollars at an average rate in effect throughout the period. In addition, we have funded operating losses of our subsidiaries of approximately $4.0 million between the date of purchase and October 31, 2002, and if our subsidiaries continue to incur operating losses, our cash and liquidity would be negatively impacted.

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

For the first three months ending October 31, 2002, one customer accounted for 26% our net sales. Although no customer accounted for more than 10% of our net sales in fiscal 2002, in fiscal 2001, three customers collectively accounted for 19% of our net sales. As we seek to diversify and expand our customer base for NAS products, our future success will depend to a large extent on the timing, size and gross margins of future purchase orders, if any, from significant customers. We may receive from single site purchasers of large installations of our NAS products large volume purchases of our NAS products over relatively short periods of time. This may cause our sales to be highly concentrated and significantly dependent on one or only a few customers. If we lose a major customer, or if one of our customers significantly reduces its purchasing volume or experiences financial difficulties and is unable to or does not pay amounts owed to us, our results of operations would be adversely affected. For the three months ended October 31, 2002 and 2001, we sold our non-NAS products principally to distributors. We cannot be certain that customers that have accounted for significant revenues in past periods will continue to purchase our products or fully pay for products they purchase in future periods.

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

CONTROL BY OUR EXISTING SHAREHOLDERS COULD DISCOURAGE POTENTIAL ACQUISITIONS OF OUR BUSINESS THAT OTHER SHAREHOLDERS MAY CONSIDER FAVORABLE.

As of October 31, 2002, our executive officers and directors beneficially owned approximately 5,600,000 shares, or approximately 35.0% of the outstanding shares of common stock. Acting together, these shareholders would be able to exert substantial influence on matters requiring approval by shareholders, including the election of directors. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could in turn have an adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the market price for their shares of common stock.

THE MARKET PRICE FOR OUR COMMON STOCK HAS FLUCTUATED SIGNIFICANTLY IN THE PAST AND WILL LIKELY CONTINUE TO DO SO IN THE FUTURE, WHICH COULD RESULT IN A DECLINE IN YOUR INVESTMENT’S VALUE.

The market price for our common stock has been volatile in the past, and particularly volatile in the last three months, and may continue to fluctuate substantially in the future. The value of your investment in our common stock could decline due to the impact of any of the above or of the following factors upon the market price of our common stock:

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

Since October 31, 2000, we have entered into a line of credit agreement pursuant to which amounts outstanding bear interest at the lender’s prime rate plus up to .50%. Accordingly, if we were to borrow funds under such agreements, we expect that we will experience interest rate risk on our debt. At this time, we are unable to borrow under the agreement.

In December 2001, we borrowed $8.75 million under a financing arrangement. The principal amount outstanding bears interest at prime plus 1.0%, although at a minimum of 7%. Accordingly, if the prime rate were to fluctuate above 6%, we would experience interest rate risk on our debt. A one percentage point increase in the interest rate would result in approximately $85,000 in additional interest expense.

Foreign Currency Exchange Rate Risk

We transact business in various foreign countries, but we only have significant assets deployed outside the United States in Europe. We have effected intercompany advances and sold goods to our European subsidiaries denominated in U.S. dollars, and those amounts are subject to currency fluctuation and require constant revaluation on our financial statements. In the three months ended October 31, 2002 and 2001, we incurred foreign currency transaction gains of $77,000 and $205,000, respectively, which are included in our selling, general and administrative expenses. We do not operate a hedging program to mitigate the effect of a significant rapid change in the value of the Euro or the Swiss franc compared to the U.S. dollar. If such a change did occur, we would have to take into account a currency exchange gain or loss in the amount of the change in the U.S. dollar denominated balance of the amounts outstanding at the time of such change. Our net sales can also be affected by a change in the exchange rate because we translate sales of our subsidiaries at the average rate in effect during a financial reporting period. At October 31, 2002, approximately $10.0 million in current intercompany advances and accounts receivable from our foreign subsidiaries were outstanding. We can not assure you that we will not sustain a significant loss if a rapid or unpredicted change in value of the Euro or related European currencies should occur. We can not assure you that such a loss would not have an adverse material effect on our results of operations or financial condition.

Item 4. Disclosure Controls and Procedures

In the 90-day period before the filing of this report, the chief executive officer and acting chief financial officer of the Company (collectively, the “certifying officers”) have evaluated the effectiveness of the Company’s disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in its periodic reports filed with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported, within the time periods specified by the Commission’s rules and forms, and that the information is communicated to the certifying officers on a timely basis.

The certifying officers concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective for the Company, taking into consideration the size and nature of the Company’s business and operations.

No significant changes in the Company’s internal controls or in other factors were detected that could significantly affect the Company’s internal controls subsequent to the date when the internal controls were evaluated.

PART II

Item 1. Legal Proceedings

In December 2000, the Company acquired Scofima Software,S.r.l., an Italian company. One of the former shareholders of Scofima Software became the Managing Director of European Sales for the Company. The consideration issued in the transaction was 480,000 shares of the Company’s Common Stock and the Company agreed, as part of the acquisition, to register the shares for resale under the Securities Act of 1933.The shares of Common Stock issued in the transaction were registered for resale but the former Scofima Software shareholders alleged, among other things, that delays in the registration of the shares caused them to incur substantial losses. On October 4, 2002, the Company entered into a settlement agreement with the former Scofima Software shareholders under which these individuals released any and all claims against the Company arising from the transaction in return for a payment of $970,000, of which $560,000 was paid upon execution of the agreement and the remaining balance to be paid through February 2003.The settlement was charged to expense in the fourth quarter of fiscal 2002. At October 31, 2002, the outstanding amount payable totaled $410,000 and is included in the payable to related parties on the balance sheet.

On September 20, 2002, a putative class action complaint styled Albert Ree v. Alex Aydin, Alex Razmjoo, and Procom Technology, Inc. was filed in the United States District Court for the Southern District of New York, Case No.02 CV 7613.Two weeks later, on October 4, 2002, a putative class action complaint styled Gary Squires v Alex Aydin, Alex Razmjoo, and Procom Technology, Inc. was also filed in the United States District Court for the Southern District of New York, Case No.02 CV 7952.The allegations of the two complaints are identical. Both actions are purportedly brought on behalf of all investors who purchased the Company’s common stock from December 9, 1999 to September 20, 2000. Both complaints have been filed with the District Court. The complaints allege violations of Section 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934.Specifically, plaintiffs allege that the Company violated federal securities laws by:(1) failing to fully and timely disclose purported problems with the Company’s “alliance” with Hewlett-Packard along with the effect of such problems on the Company’s business prospects, and (2) overstating the Company’s receivables during the class period. For relief, plaintiffs seek compensatory damages and/or rescission from the Company as well as an award of the costs and disbursements of the suit. The Company believes that it has substantial and meritorious defenses to each of the claims and intends to vigorously defend the actions. However, there can be no assurance that the Company will prevail in defending these actions. The Company’s defense of these actions may result in the diversion of management’s time and attention and cause the Company to incur potentially significant legal expenses. If the Company is unsuccessful in defending these actions, the Company may be required to pay damages in an amount that would have a material adverse effect on the Company’s results of operations and financial condition.

We are from time to time involved in litigation related to our ordinary operations, such as collection actions and vendor disputes. We do not believe that the resolution of any such existing claim or lawsuit will have a materially adverse affect on our business, results of operations or financial condition.

Item 5. Other Information

This Quarterly Report on Form 10-Q contains “forward-looking” statements, including, without limitation, the statements under the captions “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can identify these statements by the use of words like “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” and variations of these words or comparable words. In addition, all of the non-historical information in this Quarterly Report on Form 10-Q is forward-looking. Forward-looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may and probably will differ substantially from the results that the forward-looking statements suggest for various reasons, including those discussed under “Risk Factors.” These forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Item 6. Exhibits and Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, County of Orange, State of California, on the 16th of December, 2002.

PROCOM TECHNOLOGY, INC.

By:	/s/ ALEX RAZMJOO
Alex Razmjoo Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-Q has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ALEX RAZMJOO Alex Razmjoo	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	December 16, 2000

/s/ EDWARD KIRNBAUER Edward Kirnbauer	Controller and Acting Chief Financial Officer (Principal Accounting Officer)	December 16, 2000

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Alex Razmjoo, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Procom Technology, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within the entities, particularly during the period in which this quarterly report is being prepared.

b. Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employee who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ALEX RAZMJOO Alex Razmjoo Chief Executive Officer

Date: December 16, 2002

CERTIFICATION OF ACTING CHIEF FINANCIAL OFFICER

I, Edward Kirnbauer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Procom Technology, Inc:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within the entities, particularly during the period in which this quarterly report is being prepared.

b. Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employee who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ EDWARD KIRNBAUER
Edward Kirnbauer Acting Chief Financial Officer

Date: December 16, 2002

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

10.1	Form of Indemnity Agreement between the Company and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 in the Form S-1 filed on October 30, 1996)

10.2	Amended and Restated Employment Agreement, dated as of October 28, 1996, between the Company and Alex Razmjoo (incorporated by reference to Exhibit 10.3 in the Form S-1 filed on October 30, 1996)

10.3	Loan Agreement dated November 28, 2001 by and between the Registrant and First Bank & Trust (incorporated by reference to Exhibit 10.1 in the Form 10-Q filed on March 18, 2002)

10.4	Agreement dated May 24, 2002 between the Registrant and Alex Aydin (incorporated by reference to Exhibit 10.2 in the Form 10-Q filed on June 14, 2002)

10.5	Agreement dated May 24, 2002 between the Registrant and Nick Shahrestany (incorporated by reference to Exhibit 10.3 in the Form 10-Q filed on June 14, 2002)

10.5.1	Amendment to Agreement, dated November 11, 2002 between the Registrant and Nick Shahrestany (incorporated by reference to Exhibit 10.5.1 in the Form 10-K filed on November 13, 2002)

10.6	Agreement dated May 24, 2002 between the Registrant and Frank Alaghband (incorporated by reference to Exhibit 10.4 in the Form 10-Q filed on June 14, 2002)

10.6.1	Amendment to Agreement, dated November 11, 2002 between the Registrant and Frank Alaghband (incorporated by reference to Exhibit 10.6.1 in the Form 10-K filed on November 13, 2002)

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