Form 10-Q
period 2003-01-31
PROCOM TECHNOLOGY INC
filed 2003-03-17
CIK 1025711

Securities and Exchange Commission
 Washington, DC 20549

REPORT ON FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

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

Yes ☒	No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          The number of shares of Common Stock, $.01 par value, outstanding on March 17, 2003 was 16,143,310.

PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	JANUARY 31, 2003	JULY 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$9,511,000	$10,845,000
Restricted cash	500,000	—
Accounts receivable, less allowances for doubtful accounts and sales returns of $3,246,000 and $8,090,000 at January 31, 2003 and July 31, 2002, respectively	2,492,000	4,845,000
Inventories	5,757,000	6,764,000
Income taxes receivable	256,000	2,282,000
Prepaid expenses	495,000	542,000
Other current assets	375,000	346,000

Total current assets	19,386,000	25,624,000
Property and equipment, net	15,898,000	16,357,000
Other assets	35,000	28,000

Total assets	$35,319,000	$42,009,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$—	$46,000
Flooring line obligation	430,000	251,000
Current portion of long-term debt	172,000	172,000
Accounts payable	2,876,000	2,837,000
Accrued compensation	491,000	752,000
Current portion of payable to related parties	747,000	1,632,000
Accrued expenses and other current liabilities	2,912,000	2,734,000
Deferred service revenues	881,000	548,000
Income taxes payable	76,000	56,000

Total current liabilities	8,585,000	9,028,000
Long-term debt, net of current portion	8,391,000	8,477,000
Payable to related parties, net of current portion	883,000	1,213,000

Total liabilities	17,859,000	18,718,000
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued and outstanding	––	––
Common stock, $.01 par value; 65,000,000 shares authorized, 16,143,310 and 16,084,708 shares issued and outstanding, respectively	162,000	161,000
Additional paid-in capital	58,710,000	58,696,000
Accumulated deficit	(41,159,000)	(35,703,000)
Accumulated other comprehensive income (loss)	(253,000)	137,000

Total shareholders’ equity	17,460,000	23,291,000

Total liabilities and shareholders’ equity	$35,319,000	$42,009,000

See accompanying notes to condensed consolidated financial statements.

PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	JANUARY 31, 2003	JANUARY 31, 2002	JANUARY 31, 2003	JANUARY 31, 2002

Net sales	$3,895,000	$7,797,000	$9,017,000	$16,087,000
Cost of sales	2,507,000	4,293,000	5,315,000	8,687,000

Gross profit	1,388,000	3,504,000	3,702,000	7,400,000
Selling, general and administrative	3,055,000	6,441,000	6,711,000	13,675,000
Research and development	1,069,000	1,584,000	2,071,000	3,235,000

Total operating expenses	4,124,000	8,025,000	8,782,000	16,910,000

Operating loss	(2,736,000)	(4,521,000)	(5,080,000)	(9,510,000)
Interest income	36,000	144,000	86,000	335,000
Interest expense	(240,000)	(437,000)	(421,000)	(951,000)

Loss before income taxes	(2,940,000)	(4,814,000)	(5,415,000)	(10,126,000)
Provision for income taxes	—	—	41,000	—

Net loss	$(2,940,000)	$(4,814,000)	$(5,456,000)	$(10,126,000)

Net loss per common share:
Basic and diluted	$(0.18)	$(0.30)	$(0.34)	$(0.63)

Weighted average number of common shares:
Basic and diluted	16,104,000	16,007,000	16,095,000	16,002,000

See accompanying notes to condensed consolidated financial statements.

PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(UNAUDITED)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL

	SHARES	AMOUNT

BALANCE AT JULY 31, 2002	16,084,708	$161,000	$58,696,000	$(35,703,000)	$137,000	$23,291,000
Comprehensive loss:
Net loss	—	—	—	(5,456,000)	—	(5,456,000)
Foreign currency translation adjustment, net of a reclassification adjustment of $301,000 included in operations	—	—	—	—	(390,000)	(390,000)

Comprehensive loss						(5,846,000)
Issuance of stock to employees	58,602	1,000	14,000	—	—	15,000

BALANCE AT JANUARY 31, 2003	16,143,310	$162,000	$58,710,000	$(41,159,000)	$(253,000)	$17,460,000

See accompanying notes to condensed consolidated financial statements.

PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED JANUARY 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,456,000)	$(10,126,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	477,000	962,000
Provisions for bad debt and sales returns	198,000	3,839,000
Amortization of debt issuance costs	20,000	274,000
Compensatory stock options	—	36,000
Changes in operating accounts:
Accounts receivable	1,855,000	(3,069,000)
Inventories	718,000	(94,000)
Income taxes receivable	2,026,000	5,000
Prepaid expenses	27,000	(83,000)
Other current assets	(41,000)	35,000
Other assets	(17,000)	(19,000)
Accounts payable	80,000	(228,000)
Accrued compensation	(261,000)	25,000
Payable to related parties	(1,215,000)	—
Accrued expenses and other liabilities	352,000	236,000
Deferred service revenues	333,000	161,000
Income taxes payable	20,000	(44,000)

Net cash used in operating activities	(884,000)	(8,090,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(18,000)	(68,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of convertible debenture	—	(10,000,000)
Borrowings (repayments) of long-term debt	(86,000)	8,750,000
Net borrowings on lines of credit	49,000	31,000
Flooring line obligation	179,000	415,000
Restricted cash deposits for flooring line obligation	(500,000)	—
Proceeds from exercise of stock options	—	23,000
Common stock issuance costs	—	(23,000)
Issuance of common stock to employees	15,000	70,000

Net cash used in financing activities	(343,000)	(734,000)
Effect of exchange rate changes	(89,000)	25,000

Decrease in cash and cash equivalents	(1,334,000)	(8,867,000)
Cash and cash equivalents at beginning of period	10,845,000	25,419,000

Cash and cash equivalents at end of period	$9,511,000	$16,552,000

Supplemental disclosures of cash flow information:
CASH PAID (RECEIVED) DURING THE PERIOD:
Interest	$323,000	$370,000
Income taxes	$(2,031,000)	$—
Supplemental disclosure of noncash financing activities:
Sale of swiss subsidiary	$—	$—

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

          The consolidated financial statements include the financial statements of Procom Technology, Inc. and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  As of November 1, 2002, the Company sold its Swiss subsidiary, Procom Technology AG (see footnote 12).

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

3. Summary of Significant Accounting Policies

          Revenue recognition and allowances

          The Company’s NAS products include an operating system that is integral to the overall product and its functionality. The Company recognizes revenue for NAS products in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Software Revenue Recognition with Respect to Certain Arrangements.”  The Company recognizes revenue, net of estimated returns, for its NAS products when:

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

          Collection Is Probable. Probability of collection is assessed on a customer-by-customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon the review process, revenue is recognized when realized.

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

          The Company’s product evaluation program enables a customer to receive NAS appliances on a trial basis and return the NAS appliances within a specified period, generally 30-60 days.  The period may be extended if the customer needs additional time to evaluate the product within the customer’s particular operating environment.  Revenue is not recorded for evaluation units until the customer has purchased the products.

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

          In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have a material effect on the Company’s consolidated financial statements.

          In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.  The Interpretation also clarifies that a guarantor is required to recognize, at inception of certain types of guarantees, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002.  The adoption of this interpretation did not have a material impact on the Company’s consolidated financial statements.

4. Inventories

          Inventories are summarized as follows:

	January 31, 2003	July 31, 2002

Raw materials	$2,171,000	$3,087,000
Work in process	1,207,000	840,000
Finished goods	2,379,000	2,837,000

Total	$5,757,000	$6,764,000

5. Net Loss Per Share

          Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of shares of common stock outstanding and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of stock options and warrants. For the periods presented, basic and diluted net loss per share was based on the weighted average number of shares of common stock outstanding during the period, as all potentially dilutive instruments were antidilutive. For the six months ended January 31, 2003 and 2002, approximately 1,437,000 and 2,148,000 shares respectively, would have been included in the computation of diluted earnings per share if a net loss had not been incurred.

6. Comprehensive Loss

          For the six months ended January 31, 2003 and 2002, the only difference between reported net loss and comprehensive loss was a net foreign currency translation adjustment loss of $390,000, which included a reclassification adjustment of $301,000 included in operations resulting from the sale of the Company’s Swiss subsidiary in the second quarter of fiscal 2003, and a gain of $25,000, respectively.

7. Business Segment Information

          The Company operates in one industry segment:  The design, manufacture and marketing of data storage devices. The Company has two major distinct product families: network attached storage products (“NAS”) and other data storage products (“Legacy”), which includes disk drive storage upgrade systems, CD/DVD-ROM servers and arrays and tape backup products.  Net sales of NAS products represented 83% of the total product net sales for the three months ended January 31, 2003 and 2002, and 86% and 83% of total product net sales for the six months ended January 31, 2003 and 2002, respectively.

          International sales as a percentage of net sales amounted to 48% and 54% for the three months ended January 31, 2003 and 2002, respectively, and 36% and 52% for the six months ended January 31, 2003 and 2002, respectively. Identifiable assets used in connection with the Company’s foreign operations were $3.4 million at January 31, 2003 and $3.1 million at July 31, 2002.

          For the six months ended January 31, 2003, one customer accounted for 15% of net sales and one customer accounted for 16% of net accounts receivable.  For the six months ended January 31, 2002, four customers accounted for 24% of net sales, while one customer accounted for 20% of net accounts receivable.

8. Lines of Credit and Long-Term Debt

          On October 10, 2000, the Company entered into a three-year working capital line of credit with The CIT Group/Business Credit (“CIT”).  The working capital line of credit provides for borrowings, on a revolving basis, for a period of three years, in an amount based upon a specified percentage of the Company’s eligible accounts receivable (approximately $0.6 million at January 31, 2003), up to a limit of $5.0 million. Amounts outstanding under the working capital line bear interest at the lender’s prime rate plus .25%. At January 31, 2003, no amounts were outstanding under the working capital line of credit. The line of credit accrues various monthly maintenance, minimum usage and early termination fees. The line of credit is collateralized by certain assets of the Company. The line of credit requires certain financial and other covenants, including the maintenance of a minimum EBITDA requirement for rolling 12-month periods ending on each fiscal quarter. For the twelve month period ended on January 31, 2003, the Company was not in compliance with the minimum EBITDA requirement. The lender has not waived the Company’s non-compliance with this covenant for this period and the Company cannot borrow under the line.

          In November 2001, the Company borrowed $8.75 million under a financing arrangement secured by the Company’s corporate headquarters. The principal amount outstanding bears interest at prime plus 1.0% per annum, but not less than 7.0% per annum. Under certain conditions, the Company has the right to request that portions of the principal amount outstanding under the note shall bear interest at a LIBOR based rate, but not less than 7.0%. As of January 31, 2003, the interest rate on the loan was 7.0%. Principal reduction payments of $14,400 plus accrued interest are due monthly with the remaining principal balance and unpaid interest due at the maturity date of January 1, 2007. Up to an additional $1.0 million may be borrowed under this financing arrangement to cover leasing costs and tenant improvements on the vacant, unimproved space within the corporate headquarters upon finding a qualified tenant. At January 31, 2003, the outstanding principal balance of the loan totaled $8.6 million. Under the terms of the loan agreement, the lender may immediately accelerate all amounts disbursed under the loan agreement and terminate any further obligation of the lender to disburse additional amounts under the financing arrangement if there exists any event or condition that the lender in good faith believes impairs (or is substantially likely to impair) the prospect of payment or performance by the Company of its obligations under the applicable loan documents.

          The Company has a flooring line with IBM Credit, which at January 31, 2003 has committed to make $0.5 million in flooring inventory commitments available to the Company (the flooring line commitment was reduced from $2.0 million at July 31, 2002). In November 2002, the Company, at the request of IBM Credit, established an irrevocable letter of credit totaling $0.5 million to collateralize purchases under the flooring line. As of January 31, 2003 and July 31, 2002, the Company owed $430,000 and $251,000, respectively, under the flooring line. The flooring line is also collateralized by the specific inventory purchased pursuant to the flooring commitments. CIT and IBM Credit have entered into an inter-creditor agreement which determines the level for priority for each lender’s security interest. The flooring line requires the maintenance by the Company of a minimum net worth of $16.0 million. The Company was in compliance with the terms of the flooring line at January 31, 2003. The flooring line also requires the Company not to be in default of any covenants in the CIT agreement. IBM Credit has waived noncompliance with that covenant at January 31, 2003.

          The Company’s foreign subsidiaries in Germany and Italy have lines of credit with banks in their respective countries that are utilized primarily for overdraft and short-term cash needs. At January 31, 2003, there were no amounts outstanding under these lines.

9.  NASDAQ Delisting Notice

          In July 2002, the Company received a notice from NASDAQ stating that the Company did not, for a period of 30 consecutive days, meet the $1 minimum bid price per share requirement for continued listing on the NASDAQ National Market. The Notice further stated that the Company had until October 21, 2002 to comply with the minimum bid price per share requirement for continued listing. On October 18, 2002, the Company applied to transfer the listing of the Company’s stock to the NASDAQ Small Cap Market. On March 3, 2003, the Company’s transfer application to the Small Cap Market was approved by NASDAQ.  The Company has retained the trading symbol “PRCM”.  Although the Company has not regained compliance with the minimum $1 bid price per share requirement, the Company meets certain “core” listing requirements for the NASDAQ Small Cap Market, specifically, maintaining a minimum of $5.0 million in stockholders’ equity.  As a result, the Company has an additional 180 calendar days, or until July 17, 2003, to regain compliance with the minimum $1 bid price per share requirement.

          Additionally, the Company had been informed by NASDAQ that it had until December 31, 2002 to appoint a third independent director or face de-listing from NASDAQ.  Due to the resignation of one of its independent directors in September 2002, the Company had been seeking to appoint a third independent director.  In December 2002, the Company appointed a third independent director to its board, thus regaining compliance with NASDAQ rules requiring it to have three independent directors on its board.

10.  Liquidity and Capital Resources

          For the six months ended January 31, 2003 and the fiscal year ended July 31, 2002, the Company incurred net losses of $5.5 million and $24.4 million, respectively.  At January 31, 2003, the Company had working capital of $10.8 million and cash and cash equivalents of $10.0 million (including $0.5 million of restricted cash, see footnote 11). To reduce its cash used in operations, the Company put in place various cost containment initiatives, both domestically and internationally, during fiscal 2002 and 2003, including an additional reduction in headcount of approximately 41 employees in the first six months of fiscal 2003. The Company’s plan to address its liquidity issues is to generate cash flow from operations by increasing sales and cutting costs. There can be no assurance that the Company will be able to generate cash flows from operations, increase its sales or further reduce costs sufficiently to provide positive cash flows from operations. The Company is currently seeking alternative financing including the leasing, selling or refinancing of the Company’s headquarters.  There can be no assurance that the sale of the building will generate net proceeds in excess of the carrying value of the Company’s headquarters. Net proceeds that are less than the carrying value of the Company’s headquarters would cause the Company to record a loss on the sale. Under the terms of the Company’s long-term debt, the lender may immediately accelerate all amounts disbursed and terminate any further obligation of the lender to disburse additional amounts under the financing arrangement if there exists any event or condition that the lender in good faith believes impairs (or is substantially likely to impair) the Company’s ability to repay the obligations under the financing arrangement. There can be no assurance that the lender will not accelerate the payment of all amounts disbursed under the arrangement. Additionally, there can be no assurance that the

Company would be able to lease, sell or refinance the headquarters building, if necessary, or otherwise obtain any additional financing, on favorable or any terms.

11.  Restricted Cash

          In December 2002, the Company, at the request of IBM Credit, established an irrevocable letter of credit totaling $0.5 million, restricted as to use, to collateralize purchases under the flooring line. Partial drawings and multiple drawings under this letter of credit are permissible after the termination date but the availability of short-term credit is dependent upon the maintenance of this letter of credit. At January 31, 2003, $0.5 million of the cash balance is disclosed on the balance sheet as restricted cash.

12.  Sale of Subsidiary

          The Company decided to discontinue sales and market activities in Switzerland utilizing its subsidiary, Procom Technology AG and, effective November 1, 2002, the Company sold 100% of the outstanding capital stock in Procom Technology AG to Total Storage GmbH for $20,000.  No gain or loss was recorded on the sale as the net book value of the assets sold and liabilities assumed, including the cumulative foreign currency adjustment of $301,000, approximated the selling price. The Company, however, may receive consideration based on the collection of receivables of up to approximately $1.0 million, which will be recorded as a gain on sale when received.

          The following assets and liabilities were included in the sale:

Assets:
Accounts receivable	$300,000
Inventories	289,000
Other current assets	12,000
Other assets	10,000

Total assets	611,000
Liabilities:
Lines of Credit	95,000
Accounts payable	41,000
Accrued expenses and other liabilities	174,000

Total liabilities	310,000

Net assets, excluding foreign currency translation adjustment	$301,000

13.  Commitments and Contingencies

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

          In December 2000, the Company acquired Scofima Software, S.r.l., an Italian company. One of the former shareholders of Scofima Software became the Managing Director of European Sales for the Company. The consideration issued in the transaction was 480,000 shares of the Company’s Common Stock and the Company agreed, as part of the acquisition, to register the shares for resale under the Securities Act of 1933. The shares of Common Stock issued in the transaction were registered for resale but the former Scofima Software shareholders alleged, among other things, that delays in the registration of the shares caused them to incur substantial losses. On October 4, 2002, the Company entered into a settlement agreement with the former Scofima Software shareholders under which these individuals released any and all claims against the Company arising from the transaction in return for a payment of $970,000, of which $560,000 was paid upon execution of the agreement and the remaining balance to be paid through February 2003. The settlement was charged to expense in the fourth quarter of fiscal 2002. At January 31, 2003, the outstanding amount payable totaled $85,000 and is included in the payable to related parties on the balance sheet.

          On September 20, 2002, a putative class action complaint styled Albert Ree v. Alex Aydin, Alex Razmjoo, and Procom Technology, Inc. was filed in the United States District Court for the Southern District of New York, Case No.02 CV 7613. Two weeks later, on October 4, 2002, a putative class action complaint styled Gary Squires v Alex Aydin, Alex Razmjoo, and Procom Technology, Inc. was also filed in the United States District Court for the Southern District of New York, Case No.02 CV 7952. The allegations of the two complaints are identical. Both actions are purportedly brought on behalf of all investors who purchased the Company’s common stock from December 9, 1999 to September 20, 2000. Both complaints have been filed with the District Court. The complaints allege violations of Section 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934. Specifically, plaintiffs allege that the Company violated federal securities laws by: (1) failing to fully and timely disclose purported problems with the Company’s “alliance” with Hewlett-Packard along with the effect of such problems on the Company’s business prospects, and (2) overstating the Company’s receivables during the class period. For relief, plaintiffs seek compensatory damages and/or rescission from the Company as well as an award of the costs and disbursements of the suit. The Company believes that it has substantial and meritorious defenses to each of the claims and intends to vigorously defend the actions. However, there can be no assurance that the Company will prevail in defending these actions. The Company’s defense of these actions may result in the diversion of management’s time and attention and cause the Company to incur potentially significant legal expenses. If the Company is unsuccessful in defending these actions, the Company may be required to pay damages in an amount that would have a material adverse effect on the Company’s results of operations and financial condition.

14.  Product Warranties

          The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time and/or usage of the product depending on the nature of the product, the geographic location of its sale and other factors. As of January 31, 2003 and July 31, 2002, the Company has accrued $210,000 and $210,000, respectively, for estimated product warranty claims. The accrued product warranty costs are based primarily on historical experience of actual warranty claims as well as current information on repair costs.  Warranty claims expense for the three and six months ended January 31, 2003 was $35,000 and $40,000, respectively.

The following table provides the changes in the Company’s product warranties:

Accrual at July 31, 2002	$210,000
Liabilities accrued for warranties issued during the period	40,000
Warranty charges incurred during the period	(40,000)
Accrual at January 31, 2003	$210,000

Employment Agreements

          In May 2002, the employment for three executives of the Company was terminated. Pursuant to agreements executed between the Company and the executives, one of the executives will receive monthly payments of $18,750 for 36 months following termination, one will receive monthly payments of $18,750 for 30 months following termination, and the third will receive monthly payments of $18,750 for 30 months following termination and monthly payments of $37,500 for six months after the last such $18,750 monthly payment.  Each former executive will be entitled to participate in the Company’s employee benefit, health and other insurance plans for the 36 months following their termination.  In fiscal 2002, the Company accrued approximately $1.9 million for the present value of the remaining unpaid severance and employee benefits. As of January 31, 2003, the remaining balance is $1.5 million and is included in payable to related parties in the condensed consolidated balance sheet.

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

Revenue recognition and allowances

          Our NAS products include an operating system that is integral to the overall product and its functionality. We recognize revenue for our NAS products in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Software Revenue Recognition with Respect to Certain Arrangements.”  We recognize revenue for our NAS products, net of estimated returns, when:

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

          Our product evaluation program enables the customer to receive NAS appliances on a trial basis and return the NAS appliances within a specified period, generally 30-60 days.  The period may be extended if the customer needs additional time to evaluate the product within the customer’s particular operating environment.  The value of evaluation units at customer sites at a financial reporting date is included in inventory as finished goods.  At January 31, 2003 and July 31, 2002, inventory related to evaluation units was $0.3 million and $1.0 million, net of valuation allowances respectively.  Revenue is not recorded for evaluation units until the customer has purchased the products.

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

New Accounting Standards

          In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and interim periods beginning after December 31, 2002.  The Company is currently evaluating the potential impact of adopting this statement.

          In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003.  The application of this Interpretation is not expected to have a material effect on the Company’s consolidated financial statements.

Results of Operations

          The following table sets forth consolidated statement of operations data as a percentage of net sales for each of the periods indicated:

	THREE MONTHS ENDED JANUARY 31,		SIX MONTHS ENDED JANUARY 31,

STATEMENT OF OPERATIONS	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.4	55.1	58.9	54.0

Gross profit	35.6	44.9	41.1	46.0
Operating expenses:
Selling, general and administrative	78.4	82.6	74.4	85.0
Research and development	27.4	20.3	23.0	20.1

Total operating expenses	105.8	102.9	97.4	105.1

Operating loss	(70.2)	(58.0)	(56.3)	(59.1)
Interest expense, net	(5.2)	(3.8)	(3.7)	(3.8)

Loss before income taxes	(75.4)	(61.8)	(60.0)	(62.9)
Provision for income taxes	—	—	(0.5)	—

Net loss	(75.4)%	(61.8)%	(60.5)%	(62.9)%

COMPARISON OF THREE AND SIX MONTHS ENDED JANUARY 31, 2003 AND 2002

          Net sales decreased by 50.1% to $3.9 million for the three months ended January 31, 2003, from $7.8 million for the three months ended January 31, 2002.  The decrease was due primarily to a decline in product sales in domestic and international markets of our NAS and Legacy products in fiscal 2003.  Net sales decreased by 43.9% to $9.0 million for the six months ended January 31, 2003, from $16.1 million for the six months ended January 31, 2002.  The decrease was due primarily to a decline in product sales in domestic and international markets for our NAS and Legacy products.

          Net sales of our NAS products decreased 50.0% to $3.2 million for the three months ended January 31, 2003, from $6.5 million for the comparable quarter in fiscal 2002.  Net sales of our NAS products decreased 41.5% to $7.8 million for the six months ended January 31, 2003, from $13.3 million for the comparable period in fiscal 2002. The decrease was due primarily to a decline in domestic and international NAS product sales. As a percentage of total net sales, NAS product sales remained relatively consistent  at 82.8% for the three months ended January 31, 2003 and 2002, and increased to 86.1% from 82.5% for the six months ended January 31, 2003 and 2002, respectively.

          International sales were $1.9 million, or 47.8% of our net sales, for the three months ended January 31, 2003, compared to $4.2 million, or 53.7% of our net sales, for the three months ended January 31, 2002.  International sales were $3.3 million, or 36.2% of our net sales, for the six months ended January 31, 2003, compared to $8.3 million, or 51.5% of our net sales, for the six months ended January 31, 2002.  The decrease was due primarily to lower overall sales of NAS and Legacy products to international customers, primarily in Asia and Europe. There can be no assurance that our revenues of our NAS products will increase in any particular quarter or period or that any specific customers will continue to purchase our products in such period.

          Gross profit decreased 60.4% to $1.4 million for the three months ended January 31, 2003, from $3.5 million for the three months ended January 31, 2002.  Gross profit decreased 50.0 % to $3.7 million for the six months ended January 31, 2003, from

$7.4 million for the six months ended January 31, 2002.  The decrease in both periods was due primarily to lower overall sales.  Gross margins decreased to 35.6% and 41.1% of net sales for the three and six months ended January 31, 2003 and 2002, respectively, from 44.9% and 46.0% of net sales for the comparable three and six month periods in fiscal 2002.  The decrease in gross margin was due primarily to lower product margins realized on sales in our European markets combined with lower overall sales.

          Selling, general and administrative expenses decreased 52.6% to $3.1 million for the three months ended January 31, 2003, from $6.4 million for the three months ended January 31, 2002, and decreased as a percentage of net sales to 78.4% for the second quarter of fiscal 2003 from 82.6% for comparable quarter of fiscal 2002.  In the second quarter of fiscal 2002, based on our analysis of our accounts receivable, we increased our allowance for bad debt by $1.0 million. Excluding this additional provision, selling, general and administrative expenses for the second quarter of fiscal 2003 decreased $2.4 million, or 43.9%, from $5.4 million in the second quarter of fiscal 2002.  This decrease was due primarily to a decrease in sales and administrative salaries and commissions, decreases in general administrative expenses and currency transaction gains as the U.S. dollar weakened against the Euro during the second quarter of fiscal 2003.

          Selling, general and administrative expenses decreased 50.9% to $6.7 million for the six months ended January 31, 2003, from $13.7 million for the six months ended January 31, 2002, and decreased as a percentage of net sales to 74.4% from 85.0%, respectively.  In the first six months of fiscal 2002, based on our analysis of our accounts receivable, we increased our allowances for bad debt by $3.8 million.  Excluding this additional provision, selling, general and administrative expenses decreased $3.2 million, or 32.0% from $9.9 million in the six months ended January 31, 2002 to $6.7 million in the comparable period in fiscal 2003. This decrease is due primarily to a decrease in sales and administrative salaries and commissions, decreases in general administrative expenses and currency transaction gains as the US dollar weakened against the Euro during fiscal 2003.  We expect overall selling, general and administrative expenses in fiscal 2003 to continue to decrease as a result of our reductions in headcount and cost saving initiatives undertaken in fiscal 2002 and the first six months of fiscal 2003.

          Research and development expenses decreased 32.5% to $1.1 million, or 27.4% of net sales in the second quarter of fiscal 2003, from $1.6 million, or 20.3% of net sales, for the comparable period of fiscal 2002.  For the six months ended January 31, 2003, research and development expenses decreased to $2.1 million, or 23.0% of net sales, from $3.2 million, or 20.1% of net sales, for the comparable period of fiscal 2002. The dollar decrease for both periods was due primarily to a decrease in compensation expenses related to reductions in headcount in fiscal 2002 and 2003.  We expect overall research and development expenses in fiscal 2003 to continue to decrease as a result of our reductions in headcount and cost saving initiatives undertaken in fiscal 2002 and the first six months fiscal 2003.

          Interest income decreased 75.0% to $36,000 for the three months ended January 31, 2003, from $144,000 for the comparable period of fiscal 2002.  Interest income decreased 74.3% to $86,000 for the six months ended January 31, 2003, from $335,000 for the comparable period of fiscal 2002.  The decrease was attributable to a decline in interest rates along with a decrease in our investable cash balance.

          Interest expense decreased 45.1% to $240,000 for the three months ended January 31, 2003, from $437,000 for the comparable period of fiscal 2002.  Interest expense decreased 55.7% to $421,000 for the six months ended January 31, 2003, from $951,000 for the comparable period of fiscal 2002.  The decrease was due primarily to lower interest expense we incurred on our mortgage note in fiscal 2003, and due to the fact that fiscal 2002 interest expense including costs related to our now repaid $15.0 million convertible debenture and higher amortization of debt issuance costs.

          Provision for income taxes for the six months ended January 31, 2003 is attributable to a provision for earnings of our Italian subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

          As of January 31, 2003, we had cash and cash equivalents totaling $10.0 million, of which $0.5 million is restricted (see footnote 11).

          Net cash used in operating activities was $884,000 for the six months ended January 31, 2003. Our cash and cash equivalents declined from $11.5 million at the end of the first quarter of fiscal 2003 to $10.0 million at January 31, 2003. Net cash used in operating activities in fiscal 2003 relates primarily to our net loss and payments to related parties accrued for in fiscal 2002.  These uses were partially offset by an income tax refund and decreases in our inventories and accounts receivable.  Net cash used in operating activities in fiscal 2002 relates primarily to our net loss, an increase in accounts receivables, a decrease in accounts payable, and increases in prepaid expenses and inventories.

          Net cash used in investing activities was $18,000 and $68,000 for the six months ended January 31, 2003 and 2002, respectively, which was the result of purchases of property and equipment.

          Net cash used in financing activities of $343,000 for the six months ended January 31, 2003 was due primarily to restricted cash deposit requirements under our flooring line and payments on our long-term debt, partially offset by borrowings under our flooring lines and international lines of credit.  Net cash used in financing activities of $734,000 for the six months ended January 31, 2002 was primarily the result of the repayment of our convertible debenture, partially offset by borrowings under a financing arrangement secured by our corporate headquarters and an increase in our flooring lines.

          Our long-term debt consists of $8.75 million borrowed under a financing arrangement secured by our corporate headquarters. The principal amount outstanding bears interest at prime plus 1.0% per annum, but not less than 7.0% per annum. Under certain conditions, we have the right to request that portions of the principal amount outstanding under the note shall bear interest at a LIBOR based rate, but not less than 7.0%. As of January 31, 2003, the interest rate on the loan was 7.0%. Principal reduction payments of $14,400 plus accrued interest are due monthly with the remaining principal balance and unpaid interest due at the maturity date of January 1, 2007. Up to an additional $1.0 million may be borrowed under this financing arrangement to cover leasing costs and tenant improvements on the vacant, unimproved space within the corporate headquarters upon finding a qualified tenant. At January 31, 2003, the outstanding principal balance of the loan totaled $8.6 million. Under the terms of the loan agreement, the lender may immediately accelerate all amounts disbursed under the loan agreement and terminate any further obligation of the lender to disburse additional amounts under the financing arrangement if there exists any event or condition that the lender in good faith believes impairs (or is substantially likely to impair) the prospect of payment or performance by us of our obligations under the applicable loan documents.

          On October 10, 2000, we entered into a three-year working capital line of credit with The CIT Group/Business Credit (“CIT”).  The working capital line of credit allows for borrowings, on a revolving basis, for a period of three years, in an amount based upon a specified percentage of our eligible accounts receivable (approximately $0.6 million at January 31, 2003), up to a limit of $5.0 million. Amounts outstanding under the working capital line bear interest at the lender’s prime rate plus .25%. At January 31, 2003, no amounts were outstanding under the working capital line of credit. The line of credit accrues various monthly maintenance, minimum usage and early termination fees. The line of credit is collateralized by certain of our assets. The line of credit requires certain financial and other covenants, including the maintenance of a minimum EBITDA requirement for rolling 12-month periods ending on each fiscal quarter. For the twelve month period ended on January 31, 2003, we were not in compliance with the minimum EBITDA requirement. The lender has not waived our non-compliance with this covenant for this period and we cannot borrow under the line.

          We have a flooring line with IBM Credit, which at January 31, 2003 has committed to make $0.5 million in flooring inventory commitments available to us (the flooring line commitment was reduced from $2.0 million at July 31, 2002). In November 2002, at the request of IBM Credit, we established an irrevocable letter of credit totaling $0.5 million to collateralize purchases under the flooring line.  As of January 31, 2003 and July 31, 2002, we owed $430,000 and $251,000, respectively, under the flooring line. The flooring line is also collateralized by the specific inventory purchased pursuant to the flooring commitments. CIT and IBM Credit have entered into an intercreditor agreement which determines the level of priority of each lender’s security interest. The flooring line requires us to maintain a minimum net worth of $16.0 million. We were in compliance with the terms of the flooring line at January 31, 2003. The flooring line also requires us not to be in default of any covenants in the CIT agreement. IBM Credit has waived noncompliance with that covenant at January 31, 2003.

          In addition to the line of credit, our foreign subsidiaries in Germany and Italy have lines of credit with banks in their respective countries that are utilized primarily for overdraft and short-term cash needs. At January 31, 2003, there were no amounts outstanding under these lines.

          In May 2002, the employment of three of our executives was terminated. Under the agreements, one of the executives will receive monthly payments of $18,750 for 36 months following termination, one will receive monthly payments of $18,750 for 30 months following termination, and the third will receive monthly payments of $18,750 for 30 months following termination and monthly payments of $37,500 for six months after the last such $18,750 monthly payment.  Each former executive will be entitled to participate in our employee benefit, health and other insurance plans of the 36 months following their termination. In fiscal 2002, we accrued approximately $1.9 million for the present value of the remaining unpaid severance and employee benefits. As of January 31, 2003, the remaining balance is $1.5 million and is included in payable to related parties in the condensed consolidated balance sheet.

          As of January 31, 2003, we had the following contractual cash obligations:

Contractual Cash Obligations:	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years

Long-Term Debt *	$10,852,000	$774,000	$1,514,000	$8,564,000	$—
Operating Leases	689,000	313,000	206,000	129,000	41,000
Scofima Settlement	85,000	85,000	—	—	—
Executive Severance	1,705,000	730,000	975,000	—	—

Total	$13,331,000	$1,902,000	$2,695,000	$8,693,000	$41,000

*  Payments are based on the current interest rate and are subject to change based on fluctuations in the rate.

          We have incurred substantial losses during the last three fiscal years and have limited resources to continue to fund cash operating losses and other contractual obligations. To address our continued losses, we have reduced our headcount, both domestically and internationally, from 211 employees at July 31, 2001 to 135 employees at July 31, 2002, and have further reduced headcount by approximately 41 employees in the first six months of fiscal 2003.  We believe these headcount reductions will significantly reduce cash used in operations. Based on these and other cost saving measures, we believe that we have cash and other resources sufficient to meet our anticipated cash requirements through at least January 31, 2004. We are currently seeking alternative financing including the leasing, selling or refinancing of our headquarters. We cannot be certain, however, that our cost saving measures will reduce our cash used in operations to allow us to continue to fund the operating losses, contractual commitments and other working capital requirements through the next twelve months. Additionally, we cannot assure you that the lender on our mortgage loan will not accelerate all amounts outstanding under the financing arrangement. We also cannot be certain that we would be able to lease, sell or refinance our building, if necessary, or otherwise obtain any additional financing on favorable or any terms.

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

          In recent periods, we have experienced significant declines in net sales and gross profit, and we have incurred operating losses. In the six months ended January 31, 2003 and 2002, we incurred operating losses of $5.1 million and $9.5 million, respectively. As of January 31, 2003, we had only $9.5 million of unrestricted cash remaining. We will need to increase our revenues from our NAS products to achieve and maintain profitability. The revenue and profit potential of these products is unproven. We may not be able to generate significant or any revenues from our NAS products or achieve or sustain profitability in the future. If we are unable to achieve or sustain profitability in the future, we will have to seek additional financing, which may not be available to us on favorable or any terms.

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

          NAS technology is relatively recent, and our ability to be successful in the NAS market may be negatively affected by not only a lack of growth of the NAS market but also the lack of market acceptance of our NAS products. Sales of our NAS products declined from $13.3 million for the six months ended January 31, 2002 to $7.8 million for the six months ended January 31, 2003.

IF OUR CUSTOMERS’ CREDITWORTHINESS DETERIORATES, OR OUR RATE OF PRODUCT RETURNS INCREASES,WE MAY INCUR ADDITIONAL BAD DEBT EXPENSE OR WE MAY EXPERIENCE REDUCED REVENUES.

          At January 31, 2003, our net accounts receivable totaled $2.5 million, which is net of allowances for doubtful accounts and sales returns of $2.5 million and $0.7 million, respectively. Although management believes that accounts receivable without an allowance are collectible, if the financial condition of our customers were to deteriorate, it could result in an impairment of their ability to make payment. We may be required to record additional valuation allowances, which would adversely affect our operating results.

          Net sales for the six months ended January 31, 2003 and 2002 were $9.0 million and $16.1 million, respectively. We recognize revenue on NAS products, sold through direct sales channels and resellers generally upon shipment of the product. In addition, we sell service contracts for certain of our appliances that usually cover one to three years. Revenue from these contracts is billed to customers at the time of sale, but earned ratably over the life of the service agreement. Revenue is recognized on sales of our non-NAS products, which are sold primarily through distributors, when the distributor receives the product. We maintain sales reserves for estimated reductions to revenue for anticipated returns, including stock balancing and price protection claims, based on historical rates of sales returns. If we were to experience a significant increase in product sales returns, incremental allowances for product returns would be required. To the extent management cannot make reliable estimates of future product returns, revenue will be deferred until it is actually realized, and our revenue would be impacted negatively.

OUR STOCK MAY BE DE-LISTED FROM NASDAQ

          On July 22, 2002, we received a notice from NASDAQ stating that we did not, for a period of 30 consecutive days, meet the $1 minimum bid price per share requirement for continued listing on the NASDAQ National Market. The notice further stated that we had until October 21, 2002 to comply with the minimum bid price per share requirement for continued listing. We did not achieve compliance with this requirement. However, on October 18, 2002, we applied to transfer the listing of our stock to the NASDAQ Small Cap Market.  On March 3, 2003, our transfer application to the Small Cap Market was approved by NASDAQ.  We also have retained the trading symbol “PRCM”. Although we have not regained compliance with the minimum $1 bid price per share requirement, we meet certain “core” listing requirements for the NASDAQ Small Cap Market, specifically, maintaining a minimum of $5.0 million in stockholders’ equity.  As a result, the Company has an additional 180 calendar days, or until July 17, 2003, to regain compliance with the minimum $1 bid price per share requirement.  If we have not met the minimum bid price requirement at the expiration of all grace periods, or if we otherwise fail to satisfy the applicable NASDAQ listing requirements, our stock could be delisted from the NASDAQ market. Any such delisting would have a material adverse effect on our stock and would severely restrict our ability to raise additional capital.

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

IF WE ARE UNABLE TO ATTRACT QUALIFIED PERSONNEL OR RETAIN OUR EXECUTIVE OFFICERS AND OTHER KEY PERSONNEL, WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.

Our continued success depends, in part, on our ability to identify, attract, motivate and retain qualified technical and sales personnel. Competition for highly qualified engineers and sales personnel, particularly in Orange County, California, is intense and we may not be able to compete effectively to retain and attract qualified, experienced employees. Should we lose the services of a significant number of our highly qualified engineers or sales people, we may not be able to compete successfully in our targeted markets and our business would be harmed

We believe that our success will depend on the continued services of our executive officers and other key employees vital to the organization. The loss of any of these key executive officers or other key employees could harm our business.

IF WE ARE UNABLE TO MANAGE OUR INTERNATIONAL OPERATIONS EFFECTIVELY, OUR OPERATING RESULTS COULD BE MATERIALLY ADVERSELY AFFECTED.

          Net sales to our international customers, including export sales from the United States, accounted for approximately 47.8% and 53.1% of our net sales for the three months ended January 31, 2003 and 2002, respectively, and approximately 36.2% and 51.5% of our net sales in the six months ended January 31, 2003 and 2002, respectively. Our international operations will expose us to operational challenges that we would not otherwise face if we conducted our operations only in the United States. These include:

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

          Any of these factors could have an adverse impact on our existing international operations and business or impair our ability to continue expanding into international markets. For example, our reported sales can be affected by changes in the currency rates in effect during any particular period. Also currency rate fluctuations can cause us to report higher or lower sales by virtue of the translation of the subsidiary’s sales into U.S. dollars at an average rate in effect throughout the period. In addition, we have funded operating losses of our subsidiaries of approximately $6.1 million between the date of purchase and January 31, 2003, and if our subsidiaries continue to incur operating losses, our cash and liquidity would be negatively impacted.

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

For the six months ending January 31, 2003, one customer accounted for 15% our net sales. Although no customer accounted for more than 10% of our net sales in fiscal 2002, in fiscal 2001, three customers collectively accounted for 19% of our net sales. As we seek to diversify and expand our customer base for NAS products, our future success will depend to a large extent on the timing, size and gross margins of future purchase orders, if any, from significant customers. We may receive from single site purchasers of large installations of our NAS products large volume purchases of our NAS products over relatively short periods of time. This may cause our sales to be highly concentrated and significantly dependent on one or only a few customers. If we lose a major customer, or if one of our customers significantly reduces its purchasing volume or experiences financial difficulties and is unable to or does not pay amounts owed to us, our results of operations would be adversely affected. For the six months ended January 31, 2003 and 2002, we sold our non-NAS products principally to distributors. We cannot be certain that customers that have accounted for significant revenues in past periods will continue to purchase our products or fully pay for products they purchase in future periods.

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

CONTROL BY OUR EXISTING SHAREHOLDERS COULD DISCOURAGE POTENTIAL ACQUISITIONS OF OUR BUSINESS THAT OTHER SHAREHOLDERS MAY CONSIDER FAVORABLE.

          As of January 31, 2003, our executive officers and directors beneficially owned approximately 5,600,000 shares, or approximately 35% of the outstanding shares of common stock. Acting together, these shareholders would be able to exert substantial influence on matters requiring approval by shareholders, including the election of directors. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could in turn have an adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the market price for their shares of common stock.

THE MARKET PRICE FOR OUR COMMON STOCK HAS FLUCTUATED SIGNIFICANTLY IN THE PAST AND WILL LIKELY CONTINUE TO DO SO IN THE FUTURE, WHICH COULD RESULT IN A DECLINE IN YOUR INVESTMENT’S VALUE.

          The market price for our common stock has been volatile in the past and may continue to fluctuate substantially in the future. The value of your investment in our common stock could decline due to the impact of any of the above or of the following factors upon the market price of our common stock:

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

Foreign Currency Exchange Rate Risk

          We transact business in various foreign countries, but we only have significant assets deployed outside the United States in Europe. We have effected intercompany advances and sold goods to our European subsidiaries denominated in U.S. dollars, and those amounts are subject to currency fluctuation and require constant revaluation on our financial statements. In the six months ended January 31, 2003 and 2002, we incurred a foreign currency transaction gain of $328,000 and a loss of $63,000, respectively, which are included in our selling, general and administrative expenses. We do not operate a hedging program to mitigate the effect of a significant rapid change in the value of the Euro compared to the U.S. dollar. If such a change did occur, we would have to take into account a currency exchange gain or loss in the amount of the change in the U.S. dollar denominated balance of the amounts outstanding at the time of such change. Our net sales can also be affected by a change in the exchange rate because we translate sales of our subsidiaries at the average rate in effect during a financial reporting period. At January 31, 2003, approximately $7.8 million in current intercompany advances and accounts receivable from our foreign subsidiaries were outstanding. We can not assure you that we will not sustain a significant loss if a rapid or unpredicted change in value of the Euro or related European currencies should occur. We can not assure you that such a loss would not have an adverse material effect on our results of operations or financial condition.

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

PART II

Item 1.  Legal Proceedings

          In December 2000, the Company acquired Scofima Software, S.r.l., an Italian company. One of the former shareholders of Scofima Software became the Managing Director of European Sales for the Company. The consideration issued in the transaction was 480,000 shares of the Company’s Common Stock and the Company agreed, as part of the acquisition, to register the shares for resale under the Securities Act of 1933.The shares of Common Stock issued in the transaction were registered for resale but the former Scofima Software shareholders alleged, among other things, that delays in the registration of the shares caused them to incur substantial losses. On October 4, 2002, the Company entered into a settlement agreement with the former Scofima Software shareholders under which these individuals released any and all claims against the Company arising from the transaction in return for a payment of $970,000, of which $560,000 was paid upon execution of the agreement and the remaining balance to be paid through February 2003. The settlement was charged to expense in the fourth quarter of fiscal 2002. At January 31, 2003, the outstanding amount payable totaled $85,000 and is included in the payable to related parties on the balance sheet.

          On September 20, 2002, a putative class action complaint styled Albert Ree v. Alex Aydin, Alex Razmjoo, and Procom Technology, Inc. was filed in the United States District Court for the Southern District of New York, Case No.02 CV 7613. Two weeks later, on October 4, 2002, a putative class action complaint styled Gary Squires v Alex Aydin, Alex Razmjoo, and Procom Technology, Inc. was also filed in the United States District Court for the Southern District of New York, Case No.02 CV 7952.The allegations of the two complaints are identical. Both actions are purportedly brought on behalf of all investors who purchased the Company’s common stock from December 9, 1999 to September 20, 2000. Both complaints have been filed with the District Court. The complaints allege violations of Section 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934.  Specifically, plaintiffs allege that the Company violated federal securities laws by: (1) failing to fully and timely disclose purported problems with the Company’s “alliance” with Hewlett-Packard along with the effect of such problems on the Company’s business prospects, and (2) overstating the Company’s receivables during the class period. For relief, plaintiffs seek compensatory damages and/or rescission from the Company as well as an award of the costs and disbursements of the suit. The Company believes that it has substantial and meritorious defenses to each of the claims and intends to vigorously defend the actions. However, there can be no assurance that the Company will prevail in defending these actions. The Company’s defense of these actions may result in the diversion of management’s time and attention and cause the Company to incur potentially significant legal expenses. If the Company is unsuccessful in defending these actions, the Company may be required to pay damages in an amount that would have a material adverse effect on the Company’s results of operations and financial condition.

We are from time to time involved in litigation related to our ordinary operations, such as collection actions and vendor disputes.  We do not believe that the resolution of any such existing claim or lawsuit will have a materially adverse affect on our business, results of operations or financial condition.

Item 4.     Submission of Matters to a Vote of Security Holders

          The annual meeting of shareholders was held on February 4, 2003. The shareholders elected the following six directors to hold office until the next annual meeting and until their successors are elected and qualified.

	NUMBER OF VOTES

	FOR	WITHHELD

Alex Razmjoo	12,766,660	252,625
Frank Alaghband	12,942,669	76,616
David Blake	12,943,195	76,090
Nick Shahrestany	12,943,069	76,216
Dom Genovese	12,931,634	87,651
Hossein Pourmand	12,944,432	74,853

          In addition, the shareholders approved the following proposals:

	NUMBERS OF VOTES

	FOR	AGAINST	ABSTAIN

To approve an additional increase of 250,000 shares of stock for issuance under 1999 Employee Stock Purchase Plan.	12,733,884	243,786	41,615

To ratify and approve the appointment of KPMG LLP as the independent auditors of the Company for the fiscal year 2003.	12,926,191	56,942	36,152

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

Item 6.  Exhibits and Reports on Form 8-K

None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, County of Orange, State of California, on the 17th of March, 2003.

PROCOM TECHNOLOGY, INC.

By:
/s/ ALEX RAZMJOO

Alex Razmjoo Chairman, President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-Q has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ ALEX RAZMJOO	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 17, 2003

Alex Razmjoo

/s/ EDWARD KIRNBAUER	Controller and Acting Chief Financial Officer (Principal Accounting Officer)	March 17, 2003

Edward Kirnbauer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Alex Razmjoo, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Procom Technology, Inc.;

          2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.     The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a.     Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

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

          5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          a.     All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ALEX RAZMJOO

Alex Razmjoo Chief Executive Officer

Date: March 17, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Edward Kirnbauer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Procom Technology, Inc.;

          2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report

          3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

          4.     The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a.     Designed such disclosure controls and procedures to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

b. Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

          5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          a.     All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ EDWARD KIRNBAUER

Edward Kirnbauer Acting Chief Financial Officer

Date: March 17, 2003

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

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002