Form 10-Q
period 2003-04-30
PROCOM TECHNOLOGY INC
filed 2004-10-01
CIK 1025711

United States

Securities and Exchange Commission

Washington, DC 20549

REPORT ON FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-21653

PROCOM TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

California	33-0268063
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

17571 Von Karman Avenue, Irvine California 92614

(Address of principal executive office) (Zip Code)

(949) 852-1000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Common Stock, $.01 par value, outstanding on June 30, 2004 was 16,198,248.

PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

The information set forth in this Quarterly Report on Form 10-Q is for, and as of, the quarter ended April 30, 2003. This Quarterly Report on Form 10-Q does not reflect our current operations and financial condition.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	APRIL 30, 2003	JULY 31, 2002
ASSETS

Current assets:
Cash and cash equivalents	$7,707,000	$10,845,000
Restricted cash	500,000	—
Accounts receivable, less allowance for doubtful accounts and sales returns of $1,765,000 and $8,090,000 at April 30, 2003 and July 31, 2002, respectively	2,680,000	4,845,000
Inventories	4,402,000	6,764,000
Income taxes receivable	254,000	2,282,000
Prepaid expenses	862,000	542,000
Other current assets	386,000	346,000

Total current assets	16,791,000	25,624,000

Property and equipment, net	12,741,000	16,357,000
Other assets	56,000	28,000

Total assets	$29,588,000	$42,009,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Line of credit	$—	$46,000
Flooring line obligation	147,000	251,000
Current portion of long-term debt	172,000	172,000
Accounts payable	2,242,000	2,837,000
Accrued compensation	804,000	752,000
Current portion of payable to related parties	662,000	1,632,000
Accrued expenses and other current liabilities	3,116,000	2,734,000
Deferred service revenues	482,000	548,000
Income taxes payable	—	56,000

Total current liabilities	7,625,000	9,028,000

Long-term debt, net of current portion	8,348,000	8,477,000
Payable to related parties, net of current portion	717,000	1,213,000

Total liabilities	16,690,000	18,718,000

Commitments, contingencies and subsequent events

Shareholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 65,000,000 shares authorized, 16,143,310 and 16,084,708 shares issued and outstanding, respectively	162,000	161,000
Additional paid-in capital	58,754,000	58,696,000
Accumulated deficit	(45,811,000)	(35,703,000)
Accumulated other comprehensive income (loss)	(207,000)	137,000

Total shareholders’ equity	12,898,000	23,291,000

Total liabilities and shareholders’ equity	$29,588,000	$42,009,000

See accompanying notes to condensed consolidated financial statements.

PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	APRIL 30, 2003	APRIL 30, 2002	APRIL 30, 2003	APRIL 30, 2002
Net sales	$4,108,000	$4,356,000	$13,125,000	$20,443,000
Cost of sales	2,594,000	2,599,000	7,909,000	11,286,000

Gross profit	1,514,000	1,757,000	5,216,000	9,157,000

Operating expenses:
Selling, general and administrative	2,089,000	5,782,000	8,800,000	19,457,000
Research and development	1,033,000	1,462,000	3,104,000	4,697,000
Asset impairment	2,884,000	—	2,884,000	—

Total operating expenses	6,006,000	7,244,000	14,788,000	24,154,000

Operating loss	(4,492,000)	(5,487,000)	(9,572,000)	(14,997,000)

Interest income	28,000	83,000	114,000	418,000
Interest expense	(188,000)	(203,000)	(609,000)	(1,154,000)

Loss before income taxes	(4,652,000)	(5,607,000)	(10,067,000)	(15,733,000)

Provision (benefit) for income taxes	—	(4,473,000)	41,000	(4,473,000)

Net loss	$(4,652,000)	$(1,134,000)	$(10,108,000)	$(11,260,000)

Net loss per common share:
Basic and diluted	$(0.29)	$(0.07)	$(0.63)	$(0.70)

Weighted average number of common shares:
Basic and diluted	16,143,000	16,024,000	16,110,000	16,009,000

See accompanying notes to condensed consolidated financial statements.

PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(UNAUDITED)

					ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT
	SHARES	AMOUNT				TOTAL
BALANCE AT JULY 31, 2002	16,084,708	$161,000	$58,696,000	$(35,703,000)	$137,000	$23,291,000

Comprehensive loss:
Net loss	—	—	—	(10,108,000)	—	(10,108,000)
Foreign currency translation adjustment, net of a reclassification adjustment of $301,000 included in operations	—	—	—	—	(344,000)	(344,000)

Comprehensive loss						(10,452,000)
Repricing of employee stock options	—	—	44,000	—	—	44,000
Issuance of stock to employees	58,602	1,000	14,000	—	—	15,000

BALANCE AT APRIL 30, 2003	16,143,310	$162,000	$58,754,000	$(45,811,000)	$(207,000)	$12,898,000

See accompanying notes to condensed consolidated financial statements.

PROCOM TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED APRIL 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,108,000)	$(11,260,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	779,000	1,451,000
Provision for bad debts and sales returns	(635,000)	4,885,000
Provision for inventory obsolescence	(763,000)	225,000
Asset impairment	2,884,000	—
Amortization of debt issuance costs	31,000	274,000
Compensatory stock options	44,000	55,000
Changes in operating accounts:
Accounts receivable	2,500,000	(471,000)
Inventories	2,836,000	(3,305,000)
Income taxes receivable	2,028,000	(4,470,000)
Prepaid expenses	(351,000)	(279,000)
Other current assets	(52,000)	34,000
Other assets	(38,000)	(19,000)
Accounts payable	(554,000)	(616,000)
Accrued compensation	52,000	(370,000)
Payable to related parties	(1,466,000)	—
Accrued expenses and other liabilities	556,000	497,000
Deferred service revenues	(66,000)	270,000
Income taxes payable	(56,000)	—

Net cash used in operating activities	(2,379,000)	(13,099,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(47,000)	(154,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of convertible debenture	—	(10,000,000)
Borrowings (repayments) of long-term debt	(129,000)	8,692,000
Net borrowings on foreign subsidiaries line of credit	49,000	76,000
Flooring line obligation	(104,000)	(35,000)
Cash deposits restricted for flooring line obligation	(500,000)	—
Proceeds from exercise of stock options	—	23,000
Common stock issuance costs	—	(23,000)
Issuance of common stock to employees	15,000	70,000

Net cash used in financing activities	(669,000)	(1,197,000)

Effect of exchange rate changes	(43,000)	172,000

Decrease in cash and cash equivalents	(3,138,000)	(14,278,000)

Cash and cash equivalents at beginning of period	10,845,000	25,419,000

Cash and cash equivalents at end of period	$7,707,000	$11,141,000

Supplemental disclosures of cash flow information:
CASH PAID (RECEIVED) DURING THE PERIOD:
Interest	$532,000	$694,000
Income taxes	$(2,042,000)	$—

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

The consolidated financial statements include the financial statements of Procom Technology, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As of November 1, 2002, the Company sold its Swiss subsidiary, Procom Technology AG (see footnote 11).

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS No. 148 amends the disclosure requirements in SFAS No. 123, Accounting for Stock-Based Compensation, for annual periods ending after December 15, 2002, and for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 during the three months ended April 30, 2003. Effective for financial statements for fiscal years ending after December 15, 2002, Statement 148 also provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS No. 123. Should the Company be required to adopt the fair value measurement provisions of SFAS No. 123 and SFAS No. 148, it would have a material impact on the Company’s results of operations. However, the Company has no plans to adopt the fair value measurement provisions of SFAS No. 123 unless required to under new accounting standards and, as such, believes the adoption of SFAS No. 148 will not have a material impact at this time on the Company’s financial position or results of operations.

The Company applies Accounting Principles Board (“APB”) Opinion No. 25 and related Interpretations in accounting for its stock option plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company’s net loss would have been the pro forma amounts indicated below:

	THREE MONTHS ENDED APRIL 30,		NINE MONTHS ENDED APRIL 30,
	2003	2002	2003	2002
Net loss as reported	$(4,652,000)	$(1,134,000)	$(10,108,000)	$(11,260,000)
Add: Total stock-based compensation expense included in net loss as reported	44,000	18,000	44,000	55,000
Deduct: Total stock-based compensation expense determined under fair value method	(452,000)	(748,000)	(1,567,000)	(2,381,000)

Pro forma net loss	$(5,060,000)	$(1,864,000)	$(11,631,000)	$(13,586,000)

Loss per share:
Basic and diluted net loss per share as reported	$(0.29)	$(0.07)	$(0.63)	$(0.70)

Pro forma basic and diluted net loss per share	$(0.31)	$(0.12)	$(0.72)	$(0.85)

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

3. Summary of Significant Accounting Policies

Revenue recognition and allowances

The Company’s Network Attached Storage (“NAS”) products include an operating system that is integral to the overall product and its functionality. The Company recognizes revenue for NAS products in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Software Revenue Recognition with Respect to Certain Arrangements.” The Company recognizes revenue, net of estimated returns, for its NAS products when:

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

Collection Is Probable. Probability of collection is assessed on a customer-by-customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon the review process, revenue is recognized when cash is collected.

The Company recognizes revenue on multiple element arrangements using the residual method. Under the residual method, revenue is recognized when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. At the outset of the arrangement with the customer, the Company defers revenue for the fair value of the undelivered elements such as consulting services and product maintenance, and recognizes the revenue for the remainder of the arrangement fee attributable to the elements initially delivered when the basic criteria in SOP 97-2 have been met. Revenue from consulting services is recognized as the related services are performed. Revenue from maintenance is recognized ratably over the term of the support period.

Revenue from sales of the Company’s non NAS products is recognized in accordance with Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements.” The revenue recognition criteria of SAB 101 are consistent with the NAS policies described above.

The Company’s product evaluation program enables a customer to receive NAS appliances on a trial basis and return the NAS appliances within a specified period, generally 30-60 days. The period may be extended if the customer needs additional time to evaluate the product within the customer’s particular operating environment. Revenue is not recorded for evaluation units until the customer has agreed to purchase the products.

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

Valuation of inventory

The Company writes down its inventory, including estimated excess and obsolete inventory, to the estimated net realizable value based upon assumptions about future demand and market conditions. Although the Company strives to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of its inventory, and its reported results. If actual market conditions are less favorable than those projected, additional write-downs against operating results may be required.

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

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long- Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of.” The adoption of SFAS No. 144 is required for the Company’s fiscal year beginning August 1, 2002. The Company adopted SFAS No. 144 and under the provisions of the standard recorded an impairment charge of $2,884,000 during the three and nine months ended April 30, 2003 (see Note 7).

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have a material effect on the Company’s financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The adoption of this interpretation did not have a material impact on the Company’s financial position or results of operations.

4. Inventories

Inventories are summarized as follows:

	April 30, 2003	July 31, 2002
Raw materials	$1,174,000	$3,087,000
Work in process	975,000	840,000
Finished goods	2,253,000	2,837,000

Total	$4,402,000	$6,764,000

5. Net Loss Per Share

Basic net loss per share was computed using the weighted average number of shares of common shares outstanding during the period. Diluted net loss per share is computed using weighted average number of shares of common stock outstanding and potentially dilutive common shares outstanding during the period. For the periods presented, basic and diluted net loss per share was based on the weighted average number of shares of common stock outstanding during the period. As of April 30, 2003 and 2002, stock options to purchase 1,551,000 shares and 2,010,000 shares of common stock were outstanding. The dilutive effect of these stock options were not included in the computation of net loss per share as the effect would have been antidilutive.

6. Comprehensive Loss

For the nine months ended April 30, 2003, the only difference between reported net loss and comprehensive loss was a net foreign currency translation adjustment loss of $344,000, which included a reclassification adjustment of $301,000 for amounts included in operations resulting from the sale of a Company subsidiary in the second quarter of fiscal 2003.

7. Lines of Credit and Long-Term Debt

On October 10, 2000, the Company entered into a three-year working capital line of credit with The CIT Group/Business Credit (“CIT”). The working capital line of credit provides for borrowings, on a revolving basis, for a period of three years, in an amount based upon a specified percentage of the Company’s eligible accounts receivable (approximately $1.0 million at April 30, 2003), up to a limit of $5.0 million. Amounts outstanding under the working capital line bear interest at the lender’s prime rate plus .25%. At April 30, 2003, no amounts were outstanding under the working capital line of credit. The line of credit accrues various monthly maintenance, minimum usage and early termination fees. The line of credit is collateralized by certain assets of the Company. The line of credit requires certain financial and other covenants, including the maintenance of a minimum EBITDA requirement for rolling 12-month periods ending on each fiscal quarter. For the twelve month period ended on April 30, 2003, the Company was not in compliance with the minimum EBITDA requirement. The lender has not waived the Company’s non-compliance with this covenant for this period and the Company cannot borrow under the line. Effective September 2, 2003, the Company and CIT mutually agreed to terminate the outstanding working capital line of credit. No amounts were outstanding under the working capital line of credit at the date of termination.

In November 2001, the Company borrowed $8.75 million under a financing arrangement secured by the Company’s corporate headquarters. The principal amount outstanding bears interest at prime plus 1.0% per annum, but not less than 7.0% per annum. Under certain conditions, the Company has the right to request that portions of the principal amount outstanding under the note shall bear interest at a LIBOR based rate, but not less than 7.0%. As of April 30, 2003, the interest rate on the loan was 7.0%. Principal reduction payments of $14,400 plus accrued interest are due monthly with the remaining principal balance and unpaid interest due at the maturity date of January 1, 2007. Up to an additional $1.0 million may be borrowed under this financing arrangement to cover leasing costs and tenant improvements on the vacant, unimproved space within the corporate headquarters upon finding a qualified tenant. At April 30, 2003, the outstanding principal balance of the loan totaled approximately $8.5 million. Under the terms of the loan agreement, the lender may immediately accelerate all amounts disbursed under the loan agreement and terminate any further obligation of the lender to disburse additional amounts under the financing arrangement if there exists any event or condition that the lender in good faith believes impairs (or is substantially likely to impair) the prospect of payment or performance by the Company of its obligations under the applicable loan documents. In March 2004, the Company signed a sale-leaseback agreement on the Company’s headquarters. In April 2004, the Company completed the transaction, receiving proceeds, net of selling costs and the payoff of the associated building debt of $8.4 million, of approximately $3.8 million. In the quarter ended April 30, 2003, based on the final net sales price, the Company recorded an impairment loss on the building of approximately $2.9 million.

The Company has a flooring line with IBM Credit, which at April 30, 2003 has committed to make $0.5 million in flooring inventory commitments available to the Company (the flooring line commitment was reduced from $2.0 million at July 31, 2002). In November 2002, the Company, at the request of IBM Credit, established an irrevocable letter of credit (“ILOC”) totaling $0.5 million to collateralize purchases under the flooring line. As of April 30, 2003 and July 31, 2002, the Company owed $147,000 and $251,000, respectively, under the flooring line. The flooring line is also collateralized by the specific inventory purchased pursuant to the flooring commitments. CIT and IBM Credit have entered into an inter-creditor agreement which determines the level of priority of each lender’s security interest. The flooring line requires the maintenance by the Company of a minimum net worth of $16.0 million and requires the Company not to be in default of any covenants in the CIT agreement. IBM Credit has modified the agreement and has waived any violations at April 30, 2003 as long as the ILOC is in place. In January 2004, at the Company’s request, the flooring line commitment and the ILOC were reduced to $250,000.

The Company’s foreign subsidiary in Italy has a line of credit with their bank that is utilized for overdraft and short-term cash needs. At April 30, 2003, there were no amounts outstanding under this line.

8. NASDAQ Delisting and Deregistation

In July 2002, the Company received a notice from Nasdaq stating that the Company did not, for a period of 30 consecutive days, meet the $1 minimum bid price per share requirement for continued listing on The Nasdaq National Market. The Notice further stated that the Company had until October 21, 2002 to comply with the minimum bid price per share requirement for continued listing. On October 18, 2002, the Company applied to transfer the listing of the Company’s stock to The Nasdaq Small Cap Market. On March 3, 2003, the Company’s transfer application to The Nasdaq Small Cap Market was approved by Nasdaq. The Company retained the trading symbol “PRCM”. While the Company’s transfer application was pending, it had used the balance of The Nasdaq Small Cap Market’s 180 calendar day grace period to regain compliance with the minimum bid price requirement. Although the Company had not regained compliance with the minimum $1 bid price per share requirement, the Company met the initial core listing requirements for The Nasdaq Small Cap Market, specifically maintaining a minimum of $5.0 million in stockholders’ equity.

On June 24, 2003, the Company received a letter from the Nasdaq Listing Qualifications Staff indicating that, as a result of the Company’s failure to timely file with the Securities and Exchange Commission (“SEC”) its Quarterly Report of Form 10-Q for the fiscal quarter ended April 30, 2003, the Company failed to comply with Nasdaq Marketplace Rule 4310 (c) (14) requiring the timely filing of periodic reports and that, accordingly, the Company’s securities would be delisted from The Nasdaq Stock Market at the opening of business of July 3, 2003 unless the Company requested a hearing in accordance with applicable Nasdaq Marketplace Rules. The Company had requested a hearing before the Nasdaq Listing Qualifications Panel to appeal the Staff’s determination and the hearing was held on July 17, 2003. The Company was notified by Nasdaq that its plan for compliance was not accepted by Nasdaq, and the Company’s securities were delisted from The Nasdaq Small Cap Market on August 14, 2003. On August 26, 2003, the Company filed a Form 15 with the SEC to deregister the Company’s stock under the Securities Exchange Act of 1934, as amended.

9. Liquidity and Capital Resources

For the nine months ended April 30, 2003 and the fiscal year ended July 31, 2002, the Company incurred net losses of $10.1 million and $24.4 million, respectively. At April 30, 2003, the Company had working capital of $9.2 million and cash and cash equivalents of $8.2 million (including $0.5 million of restricted cash, see footnote 10). To reduce its cash used in operations, the Company put in place various cost containment initiatives, both domestically and internationally, during fiscal 2002 and 2003, including an additional reduction in headcount of approximately 46 employees in the first nine months of fiscal 2003. The Company’s plan to address its liquidity issues is primarily to generate cash flow from operations. These steps include generating additional sales from the Company’s existing inventory and sales of the Company’s new NetFORCE 4000 series product, enhancing the Company’s attention to soliciting and supporting Original Equipment Manufactures (“OEMs”) and system integrators, improving the profitability of the Company’s service and support organization. In addition, the Company will continue to seek to reduce its cost structure. There can be no assurance that the Company will be able to increase its sales or further reduce costs sufficiently to provide positive cash flows from operations. In March 2004, the Company signed a sale / leaseback agreement on the Company’s headquarters. In April 2004, the Company completed the transaction, receiving proceeds, net of selling costs and the payoff of the associated building debt of $8.4 million, of approximately $3.8 million. In the future, the Company will investigate other financing alternatives including equity private placements and bridge loans. There can be no assurance that any such transaction can or will be completed on attractive or any terms.

10. Restricted Cash

In December 2002, the Company, at the request of IBM Credit, established an irrevocable letter of credit totaling $0.5 million, restricted as to use, to collateralize purchases under the flooring line. At April 30, 2003, $0.5 million of the cash balance is disclosed on the balance sheet as restricted cash. In January 2004, at the Company’s request, the flooring line commitment and the ILOC were reduced to $250,000.

11. Sale of Subsidiary

The Company decided to discontinue sales and marketing activities in Switzerland utilizing its subsidiary, Procom Technology AG and, effective November 1, 2002, the Company sold 100% of the outstanding capital stock in Procom Technology AG to Total Storage GmbH, which is owned by Sergio Pessot, the former managing director of Procom Technology AG, for $20,000. In addition, as part of the transaction, the Company assumed certain potential tax liabilities and credit exposure relating to Procom Technology AG. The net assets including the potential liabilities, were sold for approximately net book value, and as such, no gain or loss was recorded on the transaction after consideration of the reclassification of the cumulative translation adjustment related to Procom Technology AG. In the quarter ended April 30, 2003, the Company had not incurred any of the potential liabilities, and therefore, reversed the accrual of those liabilities and recorded a gain on the transaction of $242,000.

The following assets and liabilities were included in the sale:

Assets:
Accounts receivable	$300,000
Inventories	289,000
Other current assets	12,000
Other assets	10,000

Total assets	611,000

Liabilities:
Line of credit	95,000
Accounts payable	41,000
Accrued expenses and other liabilities	416,000

Total liabilities	552,000

Net assets, excluding foreign currency translation adjustment	59,000

Reclassification of cumulative translation adjustment	(301,000)

Gain on sale of subsidiary	$242,000

12. Commitments and Contingencies

The Company is involved in routine litigation arising in the ordinary course of its business. Also, from time to time, the Company receives claims that it is infringing third parties’ intellectual property rights. The Company was notified in fiscal 2001 that its products may infringe some of the intellectual property rights of Intel. Intel has offered the Company a non-exclusive license for patents in the Intel portfolio. The Company has investigated the Intel claims, and has had negotiations with Intel. While the outcome of claim resolution or litigation cannot be predicted with certainty, the Company believes that none of these pending ordinary course claims or litigation will have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

In December 2000, the Company acquired Scofima Software, S.r.l., an Italian company. One of the former shareholders of Scofima Software became the Managing Director of European Sales for the Company. The consideration issued in the transaction was 480,000 shares of the Company’s Common Stock and the Company agreed, as part of the acquisition, to register the shares for resale under the Securities Act of 1933. The shares of Common Stock issued in the transaction were registered for resale but the former Scofima Software shareholders alleged, among other things, that delays in the registration of the shares caused them to incur substantial losses. On October 4, 2002, the Company entered into a settlement agreement with the former Scofima Software shareholders under which these individuals released any and all claims against the Company arising from the transaction in return for a payment of $970,000, of which $560,000 was paid upon execution of the agreement and the remaining balance paid through February 2003. The settlement was charged to expense in the fourth quarter of fiscal 2002. At April 30, 2003, no amounts were outstanding.

On September 20, 2002, a putative class action complaint styled Albert Ree v. Alex Aydin, Alex Razmjoo, and Procom Technology, Inc. was filed in the United States District Court for the Southern District of New York, Case No.02 CV 7613. Two weeks later, on October 4, 2002, a putative class action complaint styled Gary Squires v Alex Aydin, Alex Razmjoo, and Procom Technology, Inc. was also filed in the United States District Court for the Southern District of New York, Case No.02 CV 7952. The allegations of the two complaints are identical, and the actions were consolidated. On May 28, 2003, plaintiffs in the consolidated action filed an Amended Consolidated Class Action Complaint. The consolidated action, as amended, is purportedly brought on behalf of all public investors who purchased the Company’s common stock from December 9, 1999 to June 25, 2001.

The amended complaint alleges violations of Section 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934. The amended complaint includes allegations that, during the period from December 9, 1999 to June 25, 2001, the Company falsely and recklessly overstated revenues in violation of generally accepted accounting principles. The Company believes that the allegations stated in the amended complaint are without merit. Nevertheless, due to the uncertainties of the litigation process and the continued business distractions, which have and would likely continue, the Company reached a tentative settlement agreement with the class plaintiffs by executing a memorandum of understanding (“MOU”) on December 16, 2003. The tentative settlement amount included in the MOU is $2.7 million ($2.3 million to be paid by the Company’s insurance carrier and $0.4 million to be paid by the Company). At April 30, 2003, the Company accrued $0.4 million, which is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheet. On September 10, 2004, the Court signed the Final Order of Settlement granting final approval of settlement.

13. Product Warranties

The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time and/or usage of the product depending on the nature of the product, the geographic location of its sale and other factors. As of April 30, 2003 and July 31, 2002, the Company has accrued $100,000 and $210,000, respectively, for estimated product warranty claims. The accrued product warranty costs are based primarily on historical experience of actual warranty claims as well as current information on repair costs. Warranty claims expense (reversal) for the three and nine months ended April 30, 2003 was $(104,000) and $(64,000), respectively.

The following table provides the changes in the Company’s product warranty accrual:

Accrual at July 31, 2002	$210,000
Reduction of warranty accrual based on lower claims experience	(110,000)
Liabilities accrued for warranties issued during the period	46,000
Warranty costs paid during the period	(46,000)

Accrual at April 30, 2003	$100,000

14. Stock Option Plan

On April 21, 2003, the Board authorized the re-pricing of 1,219,754 stock options previously granted with exercise prices in excess of $0.26 per share. The re-pricing of these stock options to $0.26 per share resulted in a $44,000 charge to selling, general and administrative expense in the third quarter of 2003. As a result of the repricing, these stock options require variable plan accounting. Changes, either increases or decreases, in the quoted market value of the underlying stock between the date of the repricing and the final measurement date will be recognized as compensation expense in the period of change.

15. Employment Agreements

In May 2002, the employment for three executives of the Company was terminated. Pursuant to agreements executed between the Company and the executives, one of the executives will receive monthly payments of $18,750 for 36 months following termination, one will receive monthly payments of $18,750 for 30 months following termination, and the third will receive monthly payments of $18,750 for 30 months following termination and monthly payments of $37,500 for six months after the last such $18,750 monthly payment. Each former executive will be entitled to participate in the Company’s employee benefit, health and other insurance plans for the 36 months following their termination. In fiscal 2002, the Company accrued approximately $1.9 million for the present value of the remaining unpaid severance and employee benefits. As of April 30, 2003, the remaining balance is $1.4 million and is included in payable to related parties in the condensed consolidated balance sheet. On May 1, 2003, the Company entered into employment agreements with two of its executives providing that after a Change of Control, as defined, the executives will be eligible to receive, if terminated, six months of severance payments, certain health and dental benefit payments, in addition to providing for up to six months of stock option vesting credit and the possibility of extending the stock option exercise period to seven months after the Change of Control.

16. License and Development Agreements

Effective May 1, 2003, the Company entered into an agreement with the third-party provider of a portion of the source code used in the Company’s NAS operating system that amended and restated a May 1, 1998 Original Equipment Manufacturer Agreement, as amended, to provide the Company the option to obtain a perpetual royalty-free license in exchange for a one-time licenses fee of $800,000, payable over a one year-period, and to provide the Company the option to acquire joint-ownership of such software and materials, subject to confidentiality restrictions, in exchange for a one-time purchase price of $600,000. In July 2003, the agreement was amended to remove these confidentiality restrictions with regard to the source code of the software for a one-time fee of $300,000. The Company made payments totaling $1,600,000 (which included a prepayment discount of $100,000), as follows: $400,000 in June 2003, $200,000 in November 2003 and $1,000,000 in April 2004.

In March 2004, the Company signed a software development and license agreement with Sun Microsystems, Inc. Under the agreement, in April 2004, the Company received $2,750,000 in prepaid royalties and $250,000 for an internal use source and object code license. Prior to the signing of this agreement, the Company received $750,000 in February 2004 for engineering development services under an Engineering Services Agreement. In addition, the Company issued warrants to Sun Microsystems, Inc. to purchase approximately 4.9% of the Company’s outstanding common stock at a price of $0.50 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth in this Quarterly Report on Form 10-Q is for, and as of, the quarter ended April 30, 2003. This Quarterly Report on Form 10-Q does not reflect our current operations and financial condition.

This Quarterly Report on Form 10-Q contains “forward-looking” statements, including, without limitation, the statements under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can identify these statements by the use of words like “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” and variations of these words or comparable words. In addition, all of the non-historical information in this Quarterly Report on Form 10-Q is forward-looking. Forward-looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may and probably will differ substantially from the results that the forward-looking statements suggest for various reasons, including those discussed under the caption “Risk Factors” in our Annual Report on Form 10-K and other reports we have filed with the SEC. These forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

We develop, manufacture and market NAS appliances which consist of our DataFORCE and NetFORCE product lines and other storage devices for a wide range of computer networks and operating systems. In addition, we sell disk drive storage upgrade systems, CD/DVD-ROM servers and arrays and tape and disk backup products, which we refer to collectively as our Legacy products. Over the last five years, we have significantly focused on the development and sale of NAS appliances.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon our Condensed Consolidated Financial Statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission. The preparation of these Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an ongoing basis, our estimates and judgments, including those related to sales returns, bad debts, excess inventory, income taxes, and contingencies. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

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

Collection Is Probable. Probability of collection is assessed on a customer-by-customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon our review process, revenue is recognized when cash is collected.

We recognize revenue on multiple element arrangements using the residual method. Under the residual method, revenue is recognized when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. At the outset of the arrangement with the customer, we defer revenue for the fair value of the undelivered elements such as consulting services and product maintenance, and recognize the revenue for the remainder of the arrangement fee attributable to the elements initially delivered when the basic criteria in SOP 97-2 have been met. Revenue from consulting services is recognized as the related services are performed. Revenue from product maintenance is recognized ratably over the term of the support period.

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

Our product evaluation program enables the customer to receive NAS appliances on a trial basis and return the NAS appliances within a specified period, generally 30-60 days. The period may be extended if the customer needs additional time to evaluate the product within the customer’s particular operating environment. The value of evaluation units at customer sites at a financial reporting date is included in inventory as finished goods. At April 30, 2003 and July 31, 2002, inventory related to evaluation units was $1.0 million and $1.0 million, net of valuation allowances, respectively. Revenue is not recorded for evaluation units until the customer has agreed to purchase the products.

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

New Accounting Standards

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS No. 148 amends the disclosure requirements in SFAS No. 123, Accounting for Stock-Based Compensation, for annual periods ending after December 15, 2002, and for interim periods beginning after December 15, 2002. We adopted the disclosure provisions of SFAS No. 148 during the three months ended April 30, 2003. Effective for financial statements for fiscal years ending after December 15, 2002, Statement 148 also provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS No. 123. Should we be required to adopt the fair value measurement provisions of SFAS No. 123 and SFAS No. 148, it would have a material impact on our results of operations. However, we have no plans to adopt the fair value measurement provisions of SFAS No. 123 unless required to under new accounting standards and, as such, believe the adoption of SFAS No. 148 will not have a material impact at this time on our financial position, results of operations, or liquidity.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We believe that the adoption of EITF Issue 00-21 will not have a material impact on our financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FIN No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”, which is being superseded. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on our financial position or results of operations.

Results of Operations

The following table sets forth consolidated statement of operations data as a percentage of net sales for each of the periods indicated:

	THREE MONTHS ENDED APRIL 30,		NINE MONTHS ENDED APRIL 30,
	2003	2002	2003	2002
STATEMENT OF OPERATIONS

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.1	59.7	60.3	55.2

Gross profit	36.9	40.3	39.7	44.8
Operating expenses:
Selling, general and administrative	50.9	132.7	67.0	95.2
Research and development	25.1	33.6	23.6	23.0
Asset impairment	70.2	—	22.0	—

Total operating expenses	146.2	166.3	112.6	118.2

Operating loss	(109.3)	(126.0)	(72.9)	(73.4)
Interest expense, net	(3.9)	(2.7)	(3.8)	(3.6)

Loss before income taxes	(113.2)	(128.7)	(76.7)	(77.0)
Provision (benefit) for income taxes	—	(102.7)	0.3	(21.9)

Net loss	(113.2)%	(26.0)%	(77.0)%	(55.1)%

COMPARISON OF THREE AND NINE MONTHS ENDED APRIL 30, 2003 AND 2002

Net sales of $4.1 million for the three months ended April 30, 2003 were comparable to sales of $4.4 million in the three months ended April 30, 2002. The decline in net sales was primarily attributable to a decline in unit sales in domestic markets of our NAS and Legacy products which were partially offset by an increase in product sales in international markets of our NAS and Legacy products. Net sales decreased by 35.8% to $13.1 million for the nine months ended April 30, 2003, from $20.4 million for the nine months ended April 30, 2002. The decrease was due primarily to a decline in product sales in domestic and international markets for our NAS and Legacy products.

Net sales of our NAS products increased 16.0% to $3.7 million for the three months ended April 30, 2003, from $3.2 million for the comparable quarter in fiscal 2002. The increase was due primarily to an increase in international NAS product sales. Net sales of our NAS products decreased 30.4% to $11.5 million for the nine months ended April 30, 2003, from $16.5 million for the comparable period in fiscal 2002. The decrease was due primarily to a decline in domestic and international NAS product sales. As a percentage of total net sales, NAS product sales increased to 90.0% from 73.2% for the three months ended April 30, 2003 and 2002, and increased to 87.3% from 80.5% for the nine months ended April 30, 2003 and 2002, respectively.

International sales were $1.0 million, or 24.1% of our net sales, for the three months ended April 30, 2003, compared to $0.14 million, or 3.3% of our net sales, for the three months ended April 30, 2002. The increase was due primarily to higher NAS and Legacy product sales to international customers, primarily in European markets. International sales were $4.3 million, or 32.4% of our net sales, for the nine months ended April 30, 2003, compared to $8.0 million, or 39.0% of our net sales, for the nine months ended April 30, 2002. The decrease was due primarily to lower overall sales of NAS and Legacy products to international customers, primarily in Asia and Europe. There can be no assurance that our revenues of our NAS products will increase in any particular quarter or period or that any specific customers will continue to purchase our products in such period.

Gross profit decreased 13.8% to $1.5 million for the three months ended April 30, 2003, from $1.8 million for the three months ended April 30, 2002. Gross profit decreased 43.0% to $5.2 million for the nine months ended April 30, 2003, from $9.2 million for the nine months ended April 30, 2002. The decrease in both periods was due primarily to lower overall sales. Gross margins decreased to 36.9% and 39.7% of net sales for the three and nine months ended April 30, 2003 from 40.3% and 44.8% of net sales for the comparable three and nine month periods in fiscal 2002. The decrease in gross margin was due primarily to lower product margins realized on sales in both domestic and international markets combined with lower overall sales.

Selling, general and administrative expenses decreased 63.9% to $2.1 million for the three months ended April 30, 2003, from $5.8 million for the three months ended April 30, 2002, and decreased as a percentage of net sales to 50.9% in the third quarter of fiscal 2003 from 132.7% in the comparable quarter of fiscal 2002. In the third quarter of fiscal 2002, based on our analysis of our accounts receivable, we increased our allowance for bad debt by $1.1 million. Excluding this additional provision, selling, general and administrative expenses for the third quarter of fiscal 2003 decreased $2.6 million, or 55.4%, from $4.7 million in the third quarter of fiscal 2002. This decrease was due primarily to a decrease in sales and administrative salaries and commissions, a decrease in marketing expenses and decreases in overall general administrative expenses during the third quarter of fiscal 2003, including cost savings associated with the sale of our Swiss subsidiary in the second quarter of fiscal 2003.

Selling, general and administrative expenses decreased 54.8% to $8.8 million for the nine months ended April 30, 2003, from $19.5 million for the nine months ended April 30, 2002, and decreased as a percentage of net sales to 67.0% from 95.2%. In the first nine months of fiscal 2002, based on our analysis of our accounts receivable, we increased our allowances for bad debt $4.9 million. Excluding this additional provision, selling, general and administrative expenses decreased $5.8 million, or 39.7% from $14.6 million in the nine months ended April 30, 2002 to $8.8 million in the comparable period in fiscal 2003. This decrease is due primarily to a decrease in sales and administrative salaries and commissions and decreases in overall general administrative expenses during fiscal 2003, including cost savings associated with the sale of our Swiss subsidiary in the second quarter of fiscal 2003.

Research and development expenses decreased 29.3% to $1.0 million, or 25.1% of net sales, in the third quarter of fiscal 2003, from $1.5 million, or 33.6% of net sales, for the comparable period of fiscal 2002. For the nine months ended April 30, 2003, research and development expenses decreased to $3.1 million, or 23.6% of net sales, from $4.7 million, or 23.0% of net sales, for the comparable period of fiscal 2002. The dollar decrease for both periods was due primarily to a decrease in compensation expenses related to reductions in headcount in fiscal 2002 and 2003.

Interest income decreased 66.3% to $28,000 for the three months ended April 30, 2003, from $83,000 for the comparable period of fiscal 2002. Interest income decreased 72.7% to $114,000 for the nine months ended April 30, 2003, from $418,000 for the comparable period of fiscal 2002. The decrease was attributable to a decline in interest rates along with a decrease in our cash balance.

Interest expense decreased 7.4% to $188,000 for the three months ended April 30, 2003, from $203,000 for the comparable period of fiscal 2002. Interest expense decreased 47.2% to $609,000 for the nine months ended April 30, 2003, from $1,154,000 for the comparable period of fiscal 2002. The decrease was due primarily to lower interest expense we incurred on our mortgage note in fiscal 2003, and to the fact that fiscal 2002 interest expense included costs related to our now repaid $15.0 million convertible debenture and higher amortization of debt issuance costs.

Provision for income taxes for the nine months ended April 30, 2003, is attributable to a provision for earnings of our Italian subsidiary. In the third quarter of fiscal 2002, we recorded a $4.5 million income tax benefit relating to tax law changes which allowed us to carry back deferred net operating losses, generated in fiscal 2001 and 2002, five years, as opposed to the two years allowed under the tax law previously in effect.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2003, we had cash and cash equivalents totaling $7.7 million and $0.5 million of restricted cash (see footnote 10).

Net cash used in operating activities was $2.4 million for the nine months ended April 30, 2003. Net cash used in operating activities in the fiscal 2003 relates primarily to our net loss, a decrease in accounts payable and payments to related parties accrued for in fiscal 2002. These uses of cash were partially offset by an income tax refund and decreases in our inventories and accounts receivable. Net cash used in operating activities in fiscal 2002 relates primarily to our net loss, an increase in our inventories and income tax receivable and a decrease in our accounts payable.

Net cash used in investing activities was $47,000 and $154,000 for the nine months ended April 30, 2003 and 2002, respectively, which was the result of purchases of equipment.

Net cash used in financing activities of $669,000 for the nine months ended April 30, 2003 was due primarily to restricted cash deposit requirements under our flooring line, payments on our long-term debt and net payments under our flooring lines. Net cash used in financing activities of $1.2 million for the nine months ended April 30, 2002 was primarily the result of the repayment of our convertible debenture, partially offset by borrowings under a financing arrangement secured by our corporate headquarters.

As of April 30, 2003, our long-term debt consisted of $8.75 million borrowed under a financing arrangement secured by our corporate headquarters. The principal amount outstanding bears interest at prime plus 1.0% per annum, but not less than 7.0% per annum. Under certain conditions, we have the right to request that portions of the principal amount outstanding under the note shall bear interest at a LIBOR based rate, but not less than 7.0%. As of April 30, 2003, the interest rate on the loan was 7.0%. Principal reduction payments of $14,400 plus accrued interest are due monthly with the remaining principal balance and unpaid interest due at the maturity date of January 1, 2007. Up to an additional $1.0 million may be borrowed under this financing arrangement to cover leasing costs and tenant improvements on the vacant, unimproved space within the corporate headquarters upon finding a qualified tenant. At April 30, 2003, the outstanding principal balance of the loan totaled approximately $8.5 million. Under the terms of the loan agreement, the lender may immediately accelerate all amounts disbursed under the loan agreement and terminate any further obligation of the lender to disburse additional amounts under the financing arrangement if there exists any event or condition that the lender in good faith believes impairs (or is substantially likely to impair) the prospect of payment or performance by us of our obligations under the applicable loan documents. In March 2004, we signed a sale-leaseback agreement on our corporate headquarters. In April 2004, we completed the transaction, receiving proceeds, net of selling costs and the payoff of the associated building debt of $8.4 million, of approximately $3.8 million. In the quarter ended April 30, 2003, based on the final net sales price, we recorded an impairment loss on the building of approximately $2.9 million.

On October 10, 2000, we entered into a three-year working capital line of credit with The CIT Group/Business Credit (“CIT”). The working capital line of credit allows for borrowings, on a revolving basis, for a period of three years, in an amount based upon a specified percentage of our eligible accounts receivable (approximately $1.0 million at April 30, 2003), up to a limit of $5.0 million. Amounts outstanding under the working capital line bear interest at the lender’s prime rate plus 0.25%. At April 30, 2003, no amounts were outstanding under the working capital line of credit. The line of credit accrues various monthly maintenance, minimum usage and early termination fees. The line of credit is collateralized by certain of our assets. The line of credit requires certain financial and other covenants, including the maintenance of a minimum EBITDA requirement for rolling 12-month periods ending on each fiscal quarter. For the twelve month period ended on April 30, 2003, we were not in compliance with the minimum EBITDA requirement. The lender has not waived our non-compliance with this covenant for this period. On September 2, 2003, we negotiated a mutual agreement with CIT to terminate the working capital line of credit. No amounts were outstanding at the time of termination.

We have a flooring line with IBM Credit, which at April 30, 2003 IBM Credit committed to make $0.5 million in flooring inventory commitments available to us (the flooring line commitment was reduced from $2.0 million at July 31, 2002). In November 2002, at the request of IBM Credit, we established an irrevocable letter of credit (“ILOC”) totaling $0.5 million to collateralize purchases under the flooring line. As of April 30, 2003 and July 31, 2002, we owed $147,000 and $251,000, respectively, under the flooring line. The flooring line is also collateralized by the specific inventory purchased pursuant to the flooring commitments. CIT and IBM Credit have entered into an intercreditor agreement which determines the level of priority of each lender’s security interest. The flooring line requires us to maintain a minimum net worth of $16.0 million and requires us not to be in default of any covenants in the CIT agreement. IBM Credit modified the agreement and waived any violations at April 30, 2003 as long as the ILOC is in place. In January 2004, at our request, the flooring line commitment and the ILOC were reduced to $250,000.

In addition to the line of credit, our foreign subsidiary in Italy has a line of credit with their bank that is utilized for overdraft and short-term cash needs. At April 30, 2003, there were no amounts outstanding under this line.

In May 2002, the employment of three of our executives was terminated. Under the agreements, one of the executives will receive monthly payments of $18,750 for 36 months following termination, one will receive monthly payments of $18,750 for 30 months following termination, and the third will receive monthly payments of $18,750 for 30 months following termination and monthly payments of $37,500 for six months after the last such $18,750 monthly payment. Each former executive will be entitled to participate in our employee benefit, health and other insurance plans of the 36 months following their termination. In fiscal 2002, we accrued approximately $1.9 million for the present value of the remaining unpaid severance and employee benefits. As of April 30, 2003, the remaining balance was $1.4 million and is included in payable to related parties in the condensed consolidated balance sheet.

We have incurred substantial losses during the last three fiscal years and have limited resources to continue to fund cash operating losses and other contractual obligations. To address our continued losses, we have reduced our headcount, both domestically and internationally, from 211 employees at July 31, 2001 to 135 employees at July 31, 2002, and have further reduced headcount by approximately 46 employees in the first nine months of fiscal 2003. Our plan to address our liquidity issues is primarily to generate cash flow from operations. These steps include generating additional sales from our existing inventory and sales of our new NetFORCE 4000 series product, enhancing our attention to soliciting and supporting Original Equipment Manufactures (“OEMs”) and system integrators, improving the profitability of our service and support organization. In addition, we are continuing to seek to reduce our cost structure. There can be no assurance that we will be able to increase our sales or further reduce costs sufficiently to provide positive cash flows from operations. Based on these and other cost saving measures, we believe that we have cash and other resources sufficient to meet our anticipated cash requirements through at least April 30, 2004. In March 2004, we signed a sale-leaseback agreement on our corporate headquarters. In April 2004, we completed the transaction, receiving proceeds, net of selling costs and the payoff of the associated building debt of $8.4 million, of approximately $3.8 million. In the future, we will investigate other financing alternatives including equity private placements and bridge loans.

In June 2003, we terminated a telephone equipment operating lease in Germany and negotiated a settlement totaling approximately $83,000. The settlement was paid in July 2003 and will reduce our contractual cash obligations by approximately $50,000 annually through December 2008.

Effective May 1, 2003, we entered into an agreement with the third-party provider of a portion of the source-code used in our NAS operating system to amend and restate a May 1, 1998 Original Equipment Manufacturer Agreement as amended, to provide us the option to obtain a perpetual royalty-free license in exchange for a one-time license fee of $800,000, payable over a one year period, and to provide us the option to acquire joint-ownership of such software and materials, subject to confidentiality restrictions, in exchange for a one-time purchase price of $600,000. In July 2003, the agreement was amended to remove these confidentiality restrictions with regard to the source code of the software for a one-time fee of $300,000. We made payments totaling $1,600,000 (which included a prepayment discount of $100,000), as follows: $400,000 in June 2003, $200,000 in November 2003 and $1,000,000 in April 2004.

In March 2004, we signed a software development and license agreement (“the Agreement”) with Sun Microsystems, Inc. Under the Agreement, in April 2004, we received $2,750,000 in prepaid royalties and $250,000 for an internal use source and object code license. Prior to the signing of the Agreement, we received $750,000 in February 2004 for engineering development services under an Engineering Services Agreement.

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

In December 2001, we borrowed $8.75 million under a financing arrangement. The principal amount outstanding bears interest at prime plus 1.0%, although at a minimum of 7%. Accordingly, if the prime rate were to fluctuate above 6%, we would experience interest rate risk on our debt. In April 2004, the principal amount outstanding under this agreement was paid off as a result of the closing of the corporate headquarter’s building sale.

Foreign Currency Exchange Rate Risk

We transact business in various foreign countries, but we only have significant assets deployed outside the United States in Europe. We have effected intercompany advances and sold goods to our European subsidiaries denominated in U.S. dollars, and those amounts are subject to currency fluctuation and require constant revaluation on our financial statements. In the nine months ended April 30, 2003 and 2002, we incurred foreign currency transaction gains of $208,000 and $53,000, respectively, which are included in our selling, general and administrative expenses. We do not operate a hedging program to mitigate the effect of a significant rapid change in the value of the Euro compared to the U.S. dollar. If such a change did occur, we would have to take into account a currency exchange gain or loss in the amount of the change in the U.S. dollar denominated balance of the amounts outstanding at the time of such change. Our net sales can also be affected by a change in the exchange rate because we translate sales of our subsidiaries at the average rate in effect during a financial reporting period. At April 30, 2003, approximately $7.3 million in current intercompany advances and accounts receivable from our foreign subsidiaries were outstanding. We can not assure you that we will not sustain a significant loss if a rapid or unpredicted change in value of the Euro or related European currencies should occur. We can not assure you that such a loss would not have an adverse material effect on our results of operations or financial condition.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this Report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting, during the three months ended April 30, 2003, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings

In December 2000, we acquired Scofima Software, S.r.l., an Italian company. One of the former shareholders of Scofima Software became our Managing Director of European Sales. The consideration issued in the transaction was 480,000 shares of our common stock which we agreed, as part of the acquisition, to register the shares for resale under the Securities Act of 1933. The shares of common stock issued in the transaction were registered for resale but the former Scofima Software shareholders alleged, among other things, that delays in the registration of the shares caused them to incur substantial losses. On October 4, 2002, we entered into a settlement agreement with the former Scofima Software shareholders under which these individuals released any and all claims against us arising from the transaction in return for a payment of $970,000, of which $560,000 was paid upon execution of the agreement and the remaining balance was paid through February 2003. The settlement was charged to expense in the fourth quarter of fiscal 2002. At April 30, 2003, no amounts were outstanding.

On September 20, 2002, a putative class action complaint styled Albert Ree v. Alex Aydin, Alex Razmjoo, and Procom Technology, Inc. was filed in the United States District Court for the Southern District of New York, Case No.02 CV 7613.Two weeks later, on October 4, 2002, a putative class action complaint styled Gary Squires v Alex Aydin, Alex Razmjoo, and Procom Technology, Inc. was also filed in the United States District Court for the Southern District of New York, Case No.02 CV 7952. The allegations of the two complaints are identical, and the actions were consolidated. On May 28, 2003, plaintiffs in the consolidated action filed an Amended Consolidated Class Action Complaint. The consolidated action, as amended, is purportedly brought on behalf of all public investors who purchased our common stock from December 9, 1999 to June 25, 2001.

The amended complaint alleges violations of Section 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934. The amended complaint includes allegations that, during the period from December 9, 1999 to June 25, 2001, we falsely and recklessly overstated revenues in violation of generally accepted accounting principles. We believe that the allegations stated in the amended complaint are without merit, Nevertheless, due to the uncertainties of the litigation process and the continued business distractions, which have and would likely continue, we have reached a tentative settlement agreement with the class plaintiffs by executing a memorandum of understanding (“MOU”) on December 16, 2003. On September 10, 2004, the Court signed the Final Order of Settlement granting final approval of settlement.

We are from time to time involved in litigation related to our ordinary operations, such as collection actions and vendor disputes. We do not believe that the resolution of any such existing claim or lawsuit will have a materially adverse affect on our business, results of operations or financial condition.

Item 6. Exhibits and Reports on Form 8-K

(a)	See the exhibit index below, which is incorporated herein by reference.

(b)	Reports on Form 8-K. None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, County of Orange, State of California, on the 1st of October, 2004.

PROCOM TECHNOLOGY, INC.

By:	/s/ Alex Razmjoo
Alex Razmjoo
Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-Q has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE
/s/ Alex Razmjoo Alex Razmjoo	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	October 1, 2004

/s/ Edward Kirnbauer Edward Kirnbauer	Controller and Acting Chief Financial Officer (Principal Accounting Officer)	October 1, 2004

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 in the Form S-1A filed on November 14, 1996)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 in the Form S-1A filed on November 14, 1996)

4.1	Form of Convertible Debenture dated October 31, 2000 (incorporated by reference to Exhibit 4.1 in the Registration Statement on Form S-3 filed on November 22, 2000)

4.1.1	Amendment to Convertible Debenture (incorporated by reference to Exhibit 4.1.1 in the Form S-3 filed on April 25, 2001)

4.2	Form of Common Stock Purchase Warrant dated October 31, 2000 (incorporated by reference to Exhibit 4.2 in the Report on Form 8-K filed on November 3, 2000)

4.3	Securities Purchase Agreement dated October 31, 2000 (incorporated by reference to Exhibit 4.3 in the Report on Form 8-K filed on November 3, 2000)

4.4	Registration Rights Agreement dated October 31, 2000 by and between the Registrant and Montrose Investments, Ltd. (incorporated by reference to Exhibit 4.4 in the Report on Form 8-K filed on November 3, 2000)

4.5	Subordination Agreement dated October 31, 2000 by and between the Registrant, Montrose Investments, Ltd. and CIT Group/Business Credit, Inc. (incorporated by reference to Exhibit 4.5 in the Report on Form 8-K filed on November 3, 2000)

10.1	Form of Indemnity Agreement between the Company and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 in the Form S-1 filed on October 30, 1996)

10.2	Amended and Restated Employment Agreement, dated as of October 28, 1996, between the Company and Alex Razmjoo (incorporated by reference to Exhibit 10.3 in the Form S-1 filed on October 30, 1996)

10.3	Loan Agreement dated November 28, 2001 by and between the Registrant and First Bank & Trust (incorporated by reference to Exhibit 10.1 in the Form 10-Q filed on March 18, 2002)

10.4	Agreement dated May 24, 2002 between the Registrant and Alex Aydin (incorporated by reference to Exhibit 10.2 in the Form 10-Q filed on June 14, 2002)

10.5	Agreement dated May 24, 2002 between the Registrant and Nick Shahrestany (incorporated by reference to Exhibit 10.3 in the Form 10-Q filed on June 14, 2002)

10.5.1	Amendment to Agreement, dated November 11, 2002 between the Registrant and Nick Shahrestany (incorporated by reference to Exhibit 10.5.1 in the Form 10-K filed on November 13, 2002)

10.6	Agreement dated May 24, 2002 between the Registrant and Frank Alaghband (incorporated by reference to Exhibit 10.4 in the Form 10-Q filed on June 14, 2002)

10.6.1	Amendment to Agreement, dated November 11, 2002 between the Registrant and Frank Alaghband (incorporated by reference to Exhibit 10.6.1 in the Form 10-K filed on November 13, 2002)

10.7	Agreement for Wholesale Financing (Security Agreement) between Procom Technology, Inc. and IBM Credit Corporation (incorporated by reference to Exhibit 10.1 to the Form S-3/A filed on January 17, 2001)

10.8	Addendum to Amended and Restated Executive Employment Agreement, dated August 1, 2002 between the Registrant and Alex Razmjoo

31.1	Rule 13a – 14(a) Certifications

31.2	Rule 13a – 14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications